Form 10QSB
period 2001-06-30
SHAVA INC
filed 2001-08-14
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                        COMMISSION FILE NUMBER 000-32563

                                   SHAVA, INC.
                 (Name of Small Business Issuer in its Charter)

                NEVADA                                     94-3391035
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                     Identification No.)

             1000 G STREET, 2ND FLOOR, SACRAMENTO, CALIFORNIA, 95814
                     (Address of Principal Executive Office)

                                 (916) 321-4427
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1   Financial Statements                                         3

         Item 2   Management's Discussion and Analysis or Plan of Operation   12

Part II - Other Information

         Item 1   Legal Proceedings                                           13

         Item 2   Changes in Securities                                       13

         Item 3   Defaults Upon Senior Securities                             13

         Item 4   Submission of Matters to a Vote of Security Holders         13

         Item 5   Other Information                                           13

         Item 6   Exhibits and Reports on Form 8-K                            13

Signatures                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                LARRY LEGEL, CPA

                            Practice Concentrating in
                             Taxation and Securities

                       5100 N. Federal Highway, Suite 409
                            Ft. Lauderdale, FL 33308
                            (954) 493-8900 Telephone
                               (954) 493-8300 Fax
                           E-mail: LarryLegel@aol.com
                                   ------------------
                             LegelCPA@Bellsouth.net
                             ----------------------

ACCOUNTANT'S REVIEW REPORT

Board of Directors
Shava, Inc.
1000 G Street, 2nd Floor
Sacramento, CA  95814

I have reviewed the accompanying balance sheet of SHAVA, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of and for June 30, 2001 and for the period March 6, 2001 (inception) to June 30, 2001, and the related statements of operations and accumulated deficit, stockholder's equity and cash flows for the period from inception (March 6, 2001), to June 30, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shava, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Larry Legel
Larry Legel, CPA
Ft. Lauderdale, FL

August 10, 2001

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                               AS OF JUNE 30, 2001
                               -------------------

ASSETS
------
CURRENT ASSETS
  Cash in Bank                                                          $ 1,840
                                                                        -------

TOTAL CURRENT ASSETS                                                      1,840
                                                                        -------

FURNITURE & FIXTURES                                                        -0-
                                                                        -------

OTHER ASSETS

TOTAL ASSETS                                                            $ 1,840
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES                                                        $-0-
                                                                        -------

TOTAL LIABILITIES                                                           -0-
                                                                        =======

STOCKHOLDER'S EQUITY
Paid in capital                                                           3,000
Common stock, $0.001 par value,
 25,000,000 shares authorized;
 2,000,000 shares issued and outstanding                                  2,000
Retained Earnings (Deficit) accumulated
 during development stage                                                (3,160)
                                                                        -------

   TOTAL STOCKHOLDER'S EQUITY                                             1,840
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $ 1,840
                                                                        =======

   The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------
                  FOR THE SIX MONTHS THROUGH JUNE 30, 2001, AND
                  ---------------------------------------------
                   FOR THE THREE MONTHS THROUGH JUNE 30, 2001
                   ------------------------------------------

                                    FOR THE SIX MONTHS      FOR THE THREE MONTHS
INCOME                              ENDED JUNE 30, 2001     ENDED JUNE 30, 2001
------

   Income                               $         0             $         0
                                        -----------             -----------

TOTAL INCOME                            $         0             $         0
                                        -----------             -----------

EXPENSES
--------

   Bank Charges                         $        40             $        18
                                        -----------             -----------
   Professional Services                $     3,120             $     1,420
                                        -----------             -----------

TOTAL EXPENSES                          $     3,160             $     1,438
                                        -----------             -----------

NET INCOME (LOSS)                       $    (3,160)            $    (1,438)
                                        ===========             ===========


NET INCOME (LOSS) PER SHARE             $   (0.0016)            $   (0.0007)
                                        -----------             -----------

Weighted average number of
Common shares outstanding                 2,000,000               2,000,000

   The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                  FOR THE SIX MONTHS THROUGH JUNE 30, 2001, AND
                  ---------------------------------------------
                   FOR THE THREE MONTHS THROUGH JUNE 30, 2001
                   ------------------------------------------

                                    FOR THE SIX MONTHS      FOR THE THREE MONTHS
                                    ENDED JUNE 30, 2001     ENDED JUNE 30, 2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
  Cash disbursed for operating activities  $ 3,160                $ 1,438
                                           -------                -------
  Net cash flow provided by (used in)
  operating activities                     $(3,160)               $(1,438)
                                           -------                -------

CASH FLOWS FROM
INVESTING ACTIVITIES:                      $     0                $     0
                                           -------                -------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from issuance of stock          $ 2,000                $     0
                                           -------                -------
  Proceeds from paid in capital            $ 3,000                $     0
                                           -------                -------
  Net cash flow provided by financing
  Activities                               $ 5,000                $     0
                                           -------                -------

NET INCREASE IN CASH                       $ 1,840                $(1,438)
                                           -------                -------
BEGINNING OF PERIOD
  Cash and cash equivalents                $   -0-                $ 3,278
                                           -------                -------
END OF PERIOD
  Cash and cash equivalents                $ 1,840                $ 1,840
                                           -------                -------

   The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
                        FOR THE PERIOD FROM APRIL 1, 2001
                        ---------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

                       COMMON STOCK
                       $.001 PAR VALUE                                 RETAINED
                       NO. OF                          PAID IN         EARNINGS         STOCKHOLDERS'
                       SHARES          AMOUNT          CAPITAL         (DEFICIT)        EQUITY
Balances on
April 1, 2001          2,000,000       $   2,000       $   3,000       ($  1,722)       $   3,278

Net profit (loss)
 for period ended
 June 30, 2001                                                         ($  1,438)       ($  1,438)
                       ---------       ---------       ---------       ---------        ---------

STOCKHOLDER'S EQUITY
June 30, 2001          2,000,000       $   2,000       $   3,000       ($  3,160)       $   1,840
                                                                                        ---------

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
               FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
               --------------------------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

                       COMMON STOCK
                       $.001 PAR VALUE                                 RETAINED
                       NO. OF                          PAID IN         EARNINGS         STOCKHOLDERS'
                       SHARES          AMOUNT          CAPITAL         (DEFICIT)        EQUITY
Balances on
March 6, 2001
Initial issuance
of shares              2,000,000       $   2,000       $   3,000                        $   5,000

Net profit (loss)
 for period ended
 June 30, 2001                                                         ($  3,160)       ($  3,160)
                       ---------       ---------       ---------       ---------        ---------

STOCKHOLDER'S EQUITY

June 30, 2001          2,000,000       $   2,000       $   3,000       ($  3,160)       $   1,840
                                                                                        ---------

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
               FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
               --------------------------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Shava, Inc. was incorporated under the laws of the State of Nevada on March 6, 2001. Since its inception, the Company has been in the development stage and has conducted no business. The Company's only activities to date have been: (i) the initial issuance of common stock and organizational efforts; and (ii) the registration of the Company under the Securities Exchange Act of 1934 as a reporting company, and subsequent periodic filings under Section 13 of the Securities Exchange Act.

At the organization of the Company, 25,000,000 $0.001 par value, common shares were authorized, and 2,000,000 shares have been issued.

The company adopted the provisions of the Financial Accounting Standards Board Statement Number 95 "Statement of Cash Flow".

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash, bank deposits and temporary cash investments with a maturity of three months or less when purchased.

OTHER SECURITIES - Other securities consist of marketable securities stated at cost which approximates market.

INVENTORIES - Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
               FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
               --------------------------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

OTHER ASSETS - Other assets include goodwill, patents, other intangibles and other noncurrent assets. Goodwill is generally amortized on a straight-line basis over 10 years. Other items are amortized on a straight-line basis over their estimated economic lives.

USE OF ESTIMATES - the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

DEPRECIATION - Depreciation of property, plant and equipment is generally computed on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are recorded at cost and depreciated over five to seven years.

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of June 30, 2001. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
               FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
               --------------------------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

REVENUE RECOGNITION - Revenue from product sales is recognized at the time the sale is made on an accrual basis.

INCOME TAXES AND OTHER MATTERS - The year-end of the Company is December 31st for both book and tax purposes. There is no deferred tax.

RELATED PARTY TRANSACTIONS - The Company's sole shareholder is also the President, Chief Financial Officer and Secretary, and its sole director.

The Company currently uses the offices of its shareholder, officer and director as its principal place of business at no cost to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

     The Company was incorporated on March 6, 2001, and has had no operations to date. The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

          COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $3,160 during the six months ended June 30, 2001, and a net loss of $1,438 during the three months ended June 30, 2001. These losses were due almost entirely to expenses in connection with the Company's formation, and registration as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had total assets of $1,840, all in the form of cash. During the six months ended June 30, 2001, the Company raised $5,000 through the sale of 2,000,000 shares of its common stock. The Company now has 2,000,000 shares of common stock outstanding, with total shareholder equity of $1,840, or $0.0009 per share.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.    Description
-----------    -----------

3.1*           Articles of Incorporation
3.2*           Bylaws

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on April 17, 2001.

     (b)  Reports on Form 8-K.
          -------------------

     The Company filed no reports on Form 8-K during the reporting period.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SHAVA, INC.,
                                        A Nevada Corporation

                                        By:____________/S/_________________
                                             William F. Webster, President

                                        Date: August 13, 2001