Form 10QSB
period 2001-09-30
SHAVA INC
filed 2001-11-19
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                   SHAVA, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

          AS OF AND FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
                              TO SEPTEMBER 30, 2001

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                   AS OF AND FOR THE PERIOD FROM MARCH 6, 2001
                                (FROM INCEPTION)
                              TO SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

ACCOUNTANT'S REVIEW REPORT                                                   5

BALANCE SHEET AS OF SEPTEMBER 30, 2001                                       6

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
  AS OF AND FOR THE PERIOD FROM MARCH 6, 2001
  (FROM INCEPTION) TO SEPTEMBER 30, 2001                                     7

STATEMENT OF CASH FLOWS
  AS OF AND FOR THE PERIOD FROM MARCH 6, 2001
  (FROM INCEPTION) TO SEPTEMBER 30, 2001                                     8

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  AS OF AND FOR THE PERIOD FROM MARCH 6, 2001
  (FROM INCEPTION) TO SEPTEMBER 30, 2001                                     9


NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE PERIOD FROM MARCH 6, 2001
  (FROM INCEPTION) TO SEPTEMBER 30, 2001                                   10-11

                                LARRY LEGEL, CPA

                            Practice Concentrating in
                             Taxation and Securities

                       5100 N. Federal Highway, Suite 409
                            Ft. Lauderdale, FL 33308
                            (954) 493-8900 Telephone
                               (954) 493-8300 Fax
                           E-mail: LarryLegel@aol.com
                             LegelCPA@Bellsouth.net


                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Shava, Inc.
1000 G Street, 2nd Floor
Sacramento, CA  95814


I have reviewed the accompanying balance sheet of Shava, Inc. (a Development Stage Enterprise) as of September 30, 2001, and the related statements of operations and accumulated deficit, stockholders' equity and cash flows as of and for the period from March 6, 2001 (from inception) to September 30, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shava, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with Accounting Principles Generally Accepted in the United States.


Larry Legel
Larry Legel, CPA
Ft. Lauderdale, FL

November 16, 2001

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                            AS OF SEPTEMBER 30, 2001
                            ------------------------


ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                       $    1,374
                                                                     ----------

TOTAL CURRENT ASSETS                                                 $    1,374
                                                                     ----------

TOTAL ASSETS                                                         $    1,374
                                                                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES                                                       $ -0-
                                                                     ----------

TOTAL LIABILITIES                                                         $ -0-
                                                                     ----------

STOCKHOLDERS' EQUITY
Paid in capital                                                      $    3,000
Common stock, $0.001 par value,
 25,000,000 shares authorized;
 2,000,000 shares issued and outstanding                             $    2,000

Accumulated (deficit) during the development stage                   $   (3,626)
                                                                     ----------

TOTAL STOCKHOLDERS' EQUITY                                           $    1,374
                                                                     ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                 $    1,374
                                                                     ==========

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
          AS OF AND FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
          ------------------------------------------------------------
                              TO SEPTEMBER 30, 2001
                              ---------------------


                                     FOR THE PERIOD FROM
                                     MARCH 6, 2001 (FROM       FOR THE THREE
                                     INCEPTION) TO             MONTHS ENDED
                                     SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                     ------------------     ------------------
INCOME
------

     Income                             $          0           $          0
                                        ------------           ------------

TOTAL INCOME                            $          0           $          0
                                        ------------           ------------


EXPENSES
--------

     Bank Charges                       $         76           $         36
     Professional Services              $      3,550           $        430
                                        ------------           ------------

TOTAL EXPENSES                          $      3,626           $        466
                                        ------------           ------------

NET INCOME (LOSS)                       $     (3,626)          $       (466)
                                        ============           ============

ACCUMULATED (DEFICIT) DURING THE
DEVELOPMENT STAGE, BEGINNING            $          0           $     (3,160)

ACCUMULATED (DEFICIT) DURING THE
DEVELOPMENT STAGE, ENDING               $     (3,626)          $     (3,626)



NET INCOME (LOSS) PER SHARE             $    (0.0018)          $    (0.0002)
                                        ------------           ------------

Weighted average number of
Common shares outstanding                  2,000,000              2,000,000

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
          AS OF AND FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
          ------------------------------------------------------------
                              TO SEPTEMBER 30, 2001
                              ---------------------

                                            FOR THE PERIOD FROM
                                            MARCH 6, 2001 (FROM       FOR THE THREE
                                            INCEPTION) TO             MONTHS ENDED
                                            SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                            ------------------     ------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Cash disbursed for operating activities       $    3,626             $      466
                                                ----------             ----------
  Net cash flow provided by (used in)
    operating activities                        $   (3,626)            $     (466)
                                                ----------             ----------

CASH FLOWS FROM
INVESTING ACTIVITIES:                           $        0             $        0
                                                ----------             ----------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from issuance of stock               $    2,000             $        0
  Proceeds from paid in capital                 $    3,000             $        0
                                                ----------             ----------
  Net cash flow provided by financing
    activities                                  $    5,000             $        0
                                                ----------             ----------

NET INCREASE (DECREASE)
  IN CASH                                       $   (1,374)            $     (466)

BEGINNING OF PERIOD
  Cash and cash equivalents                     $        0             $    1,840
                                                ----------             ----------

END OF PERIOD
  Cash and cash equivalents                     $    1,374             $    1,374
                                                ----------             ----------

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
          AS OF AND FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
          ------------------------------------------------------------
                              TO SEPTEMBER 30, 2001
                              ---------------------


                                  COMMON STOCK
                                 $.001 PAR VALUE                          RETAINED
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)         EQUITY
Balances on
March 6, 2001               2,000,000     $    2,000      $     3,000                    $     5,000

Net (loss) accumulated
during the development
stage for the period from
March 6, 2001 (from
inception) to
September 30, 2001                                                       $    (3,626)    $    (3,626)
                          -----------     -----------     -----------    -----------     -----------

September 30, 2001          2,000,000     $     2,000     $     3,000    $    (3,626)    $     1,374

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
          AS OF AND FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
          ------------------------------------------------------------
                              TO SEPTEMBER 30, 2001
                              ---------------------


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

At the organization of the Company, 25,000,000 $0.001 par value, common shares were authorized, and 2,000,000 shares were issued.

The company adopted the provisions of the Financial Accounting Standards Board Statement Number 95 "Statement of Cash Flow".

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash, bank deposits and temporary cash investments with a maturity of three months or less when purchased.

OTHER SECURITIES - Other securities consist of marketable securities stated at cost, which approximates market.

INVENTORIES - Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

OTHER ASSETS - Other assets include goodwill, patents, other intangibles and other noncurrent assets. Goodwill is generally amortized on a straight-line basis over 10 years. Other items are amortized on a straight-line basis over their estimated economic lives.

USE OF ESTIMATES - the preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

DEPRECIATION - Depreciation of property, plant and equipment is generally computed on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are recorded at cost and depreciated over five to seven years.

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of September 30, 2001. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

REVENUE RECOGNITION - Revenue from product sales is recognized at the time the sale is made on an accrual basis.

INCOME TAXES AND OTHER MATTERS - The year-end of the Company is December 31st for both book and tax purposes. There is no deferred tax.

RELATED PARTY TRANSACTIONS - The Company's President, Director, Chief Financial Officer and Secretary, is also a shareholder.

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

          COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $3,160 during the period from the Company's inception until September 30, 2001, and a net loss of $1,438 during the three months ended September 30, 2001. These losses were due almost entirely to expenses in connection with the Company's formation, and registration as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had total assets of $1,374, all in the form of cash. During the period from the Company's inception until September 30, 2001, the Company raised $5,000 through the sale of 2,000,000 shares of its common stock. The Company now has 2,000,000 shares of common stock outstanding, with total shareholder equity of $1,374, or $0.0007 per share.

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

          (a)  Exhibits
               --------

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

                                        Date: November 19, 2001