Form 10KSB
period 2001-12-31
SHAVA INC
filed 2002-04-16
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-32563

                                   SHAVA, INC.
                 (Name of Small Business Issuer in its Charter)

     Nevada                                            94-3391035
     (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or organization)                   Identification No.)

     1000 G Street, 2nd Floor
     Sacramento, California                            95814
     (Address of Principal Executive Office)           (Zip Code)

                                 (916) 321-4427
                           (Issuer's Telephone Number)

             Securities registered under Section 12(b) of the Act:
                                      None

             Securities registered under Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of March 30, 2001, [in the past 60 days], was approximately $ 0.00.

As of April 15, 2002, there were 2,000,000 shares of common stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

Item 1    Description of Business                                              3
Item 2    Description of Property                                              6
Item 3    Legal Proceeding                                                     7
Item 4    Submission of Matters to a Vote of Security Holders                  7


PART II

Item 5    Market for Common Equity and Other Shareholder Matters               7
Item 6    Management's Discussion and Analysis or Plan of Operation            7
Item 7    Financial Statements                                                10
Item 8    Changes In and Disagreements With Accountants                       11


PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   11
Item 10   Executive Compensation                                              13
Item 11   Security Ownership of Certain Beneficial Owners and Management      13
Item 12   Certain Relationships and Related Transactions                      13
Item 13   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

FINANCIAL STATEMENTS--INDEPENDENT AUDITOR'S REPORT

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Shava, Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 6, 2001. The Company was formed to engage in any lawful corporate undertaking, including, without limitation, mergers and acquisitions with companies selected by the management of the Company for such business opportunities. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange, or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

     In analyzing prospective business opportunities, management of the Company may consider such matters as: the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

     The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. The Company may use one or more consultants to assist in the process of locating a target company. As of December 31, 2001, the Company has no relationships with any such consultants, and the management of the Company has not recommended a particular consultant to be hired by the Company for such purposes. If the Company decides to use one or more consultants, such consultants will be selected at the discretion of the management of the Company taking into account such criteria as experience in the area of locating
companies  as  targets  for  mergers,   and  past  record  of  success  in  such
transactions.

     As of December 31, 2001, William F. Webster (as a director, sole officer, and shareholder of the Company) and Todd Tkachuk (as the other director of the Company), have had preliminary discussions with at least one company with regard to a possible merger, but these have not resulted in a formal agreement with respect to such transaction, and there are no present plans, proposals or arrangements or understandings regarding an acquisition or merger transaction as described herein. The Company's management has no plans to seek debt financing in carrying out its business plan.

RISK FACTORS

     The Company's business is subject to numerous risk factors. The principal risk factors are set forth below.

     THE COMPANY HAS NO OPERATING HISTORY NOR REVENUE, AND MINIMAL ASSETS, AND OPERATES AT A LOSS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. See PART F/S "FINANCIAL STATEMENTS". There is no assurance that the Company will ever be profitable.

     THE COMPANY'S MANAGEMENT WILL DEVOTE LIMITED TIME TO THE COMAPNY. The Company's president, secretary, and chief financial officer is William F. Webster, who is also a director. The Company's other director is Todd Tkachuk. Because management consists of only two persons, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and two directors when selecting a target company. Mr. Webster and Mr. Tkachuk anticipate devoting only a limited amount of time per month to the business of the Company, and they do not anticipate commencing any services until after the effective date of the registration statement. Neither Mr. Webster nor Mr. Tkachuk has entered into a written employment agreement with the Company, and they are not expected to do so. The Company has not obtained key man life insurance on Mr. Webster or Mr. Tkachuk. The loss of the services of Mr. Webster or Mr. Tkachuk would adversely affect development of the Company's business and its likelihood of continuing operations.

     CONFLICTS OF INTEREST. Mr. Webster, the Company's sole officer and a director, and Mr. Tkachuk, the other director, participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The terms of a business combination may include such terms as Mr. Webster remaining a director or officer of the Company, or Mr. Tkachuk remaining a director of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Webster for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Webster would directly benefit from such employment or payment. Such benefits may influence Mr. Webster's choice of a target company. The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

     THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. In the event the Company completes a business combination, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

     PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for the Company's securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Small Cap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

     THERE IS A SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is, and will continue to be, an insignificant participant in the business of seeking mergers with, and acquisitions of, business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

     THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION. As of December 31, 2001, the Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

     REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

     LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     REGULATION UNDER INVESTMENT COMPANY ACT. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. Passive investment interests, as used in the Investment Company Act, essentially means investments held by entities which do not provide management or consulting services or are not involved in the business whose securities are held. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act could subject the Company to material adverse consequences.

     PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of any such business combination agreement, William F. Webster and Kathy Tkachuk, the shareholders of the Company, may agree to sell or transfer all or a portion of their common stock to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and directors of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

     POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

     TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. There can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of William F. Webster, an officer and director of the Company, located in Sacramento, California, as its principal place of business. The Company uses these offices at no cost to the Company. Mr. Webster has agreed to continue this arrangement until the Company completes a business combination.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Company's common stock. Holders of common stock are entitled to receive such dividends as may be declared by the company's board of directors. no dividends on the common stock have been paid by the company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

     During the period covered by this report the Company has sold securities which were not registered, as follows:

                                              Number
Date                 Name                     of Shares       Consideration
----                 ----                     ---------       -------------

March 14, 2001       William F. Webster       1,000,000       Services rendered
March 14, 2001       Kathy Tkachuk            1,000,000       $5,000 cash

     With respect to the sale made to William F. Webster and Kathy Tkachuk, the Company relied upon Sections 4(2) (for non-public offerings) and 3(a)(11) (for intrastate offerings) of the Securities Act of 1933, as amended. Mr. Webster and Ms. Tkachuk are the founders of the Company, are sophisticated investors, and had access to the kind of information about the Company that a registration statement would disclose. The securities were offered, the offer was accepted, and the sale was consummated all within the State of California.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

PLAN OF OPERATION

     The Company's purpose is to seek, investigate and, if such investigation warrants, combine with a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location, and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See PART F/S, "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company anticipates that its search for a target company with which to merge will be conducted by using the services of companies and individuals specializing in the offer and sale of public shells as finders for a target for the Company. The Company has begun discussions with several such companies and individuals, but no formal relationships have been established, and no agreements with such companies and individuals have been entered into. The Company anticipates contacting several such companies and one such individual, and may pay finders fees of up to 10% of the price paid by the target company for a controlling interest in the Company. The Company anticipates that any such finder's fees will be paid in cash, although the Company reserves the right to pay such finder's fees by the issuance of its securities.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. What the Company anticipates it will provide to owners of acquisition candidates, however, is a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as: the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of, or within 60 days following the due date for filing of, its Current Report on Form 8-K which is required to be filed with the Securities and Exchange Commission within 15 days following the completion of a business combination. The Company intends to acquire or merge with a company for which audited financial statements are available or for which it believes audited financial statements can be obtained within the required period of time. The Company may reserve the right in the documents for the business combination to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform to the representations made by the target company.

     The Company will not restrict its search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     Following a business combination, the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

TERMS OF A BUSINESS COMBINATION

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholder of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and directors will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors. It is not anticipated that the payment of compensation to, or continued employment of, Mr. Webster or Mr. Tkachuk (the Company's directors and officer) will be a selection criterion for a target company.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby will attempt to structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

     The Company will pay its own expenses in regard to its search for a suitable target company, but these are expected to be minimal. Mr. Webster, the sole officer and one of two directors of the Company, and Mr. Tkachuk, the other director of the Company, will provide services to the Company without compensation until a business combination is found. The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. In the event that the Company's expenses exceed its resources, the Company may seek alternative sources of funds or services, either through loans or through the issuance of its securities.

     It is not expected that Mr. Webster or Mr. Tkachuk will receive any sort of finder's fee or other acquisition related compensation other than any purchase price for any shares sold by Mr. Webster to the target company as part of an acquisition of the Company by the target company.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 7.  FINANCIAL STATEMENTS

     The audited financial statements for the Company are attached at the end of this Form 10-KSB, following the Signatures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The Company's directors and executive officers are as follows:

          Name                  Age     Positions and Offices Held
          ----                  ---     --------------------------

          William F. Webster     42     President, Secretary, Chief Financial
                                        Officer, and Director
          Todd N. Tkachuk        41     Director

     William F. Webster is the president, secretary, chief financial officer, and a director of the Company. Mr. Webster is a sole practitioner attorney in Sacramento, California. A graduate of the University of California at Santa Barbara (B. A., 1981) and the University of California, Hastings College of the Law (J. D., 1989), where he was an associate editor of the Hastings Law Journal, Mr. Webster has represented privately held businesses and publicly held corporations in the areas of securities and corporate finance, mergers and acquisitions, and entity formation and reorganization. He has been an associate at several law firms, and has been a sole practitioner since November of 1996. Mr. Webster has published numerous articles on business law topics in journals and periodicals, and is the author of California Business Structures Law Guide (Lawpress Corporation 2000). He is a member of the State Bar of California, the Partnerships and Limited Liability Companies Committee of the State Bar Business Law Section, and the Sacramento County Bar Association Business Law Section.

     Todd N. Tkachuk is a director of the Company. Since October of 1996, Mr. Tkachuk has been president, chief financial officer, and secretary of Peabodys Coffee, Inc., a company which owns and operates coffee kiosks, located in Rocklin, California. Prior to his involvement with Peabodys, Mr. Tkachuk served as president of Tony's Coffee Company, a Vancouver, Canada-based specialty coffee company. From 1987 to 1991, Mr. Tkachuk served as president and CEO of Skytech Data Supply, a wholesale distributor of computer consumables and peripherals. Mr. Tkachuk holds a B.A. in Business Management from Western Washington University (1983).

POTENTIAL CONFLICTS OF INTEREST

     William F. Webster, the Company's sole officer and a director, is currently the sole officer, director and shareholder of BW Acquisition, Inc., another blank check company of a similar nature and with a similar purpose as the Company. That company is currently seeking a target company similar to the type of target company sought by the Company. Because of the services provided to the Company by Mr. Tkachuk in locating a potential target company, it is anticipated that the search for a potential target by the Company will be significantly different from the search for a target by BW Acquisition. A conflict may arise, however, due to Mr. Webster's involvement in both companies. In addition, insofar as Mr. Webster and Mr. Tkachuk are engaged in other business activities, they may devote only a portion of their time to the Company's affairs.

     Mr. Webster is the principal of another company, Webster Law Firm. As such, demands may be placed on the time of Mr. Webster which will detract from the amount of time he is able to devote to the Company. Mr. Webster intends to devote as much time to the activities of the Company as required.

However, should such a conflict arise, there is no assurance that Mr. Webster would not attend to other matters prior to those of the Company. Mr. Webster estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

     Mr. Tkachuk is the principal of another company, Peabodys Coffee, Inc. As such, demands may be placed on the time of Mr. Tkachuk which will detract from the amount of time he is able to devote to the Company. Mr. Tkachuk intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Tkachuk would not attend to other matters prior to those of the Company.

     The terms of a business combination may include such terms as Mr. Webster and/or Mr. Tkachuk remaining as a director and/or officer of the Company, and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Webster is a principal. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Webster and Kathy Tkachuk for the purchase or retirement of all or part of the common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Webster would directly benefit from such employment or payment. Such benefits may influence Mr. Webster's choice of a target company.

     The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more ten percent of the Company's common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission, and to furnish the Company with copies of such reports. The Company is aware that Mr. Webster, an officer and director of the Company, did not file in a timely fashion a Form 3 upon the effectiveness of the Company's Form 10-SB.

ITEM 10. EXECUTIVE COMPENSATION.

     The Company's officer and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. However, Mr. Webster, the sole officer and one of the directors of the Company, anticipates receiving benefits as a shareholder of the Company. See "ITEM 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--CONFLICTS OF INTEREST".

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, and all directors and officers of the Company as a group.

                                               Amount of
     Name and Address                          Beneficial          Percentage
     of Beneficial Owner                       Ownership            of Class
     -------------------                       ---------            --------

     William F. Webster                        1,000,000               50%
     1000 G Street, 2nd Floor
     Sacramento, California 95814
     (Mr. Webster is an officer and
     director of the Company)

     Kathy E. Tkachuk                          1,000,000               50%
     3845 Atherton Road, Suite 9
     Rocklin, California 95765
     (Ms. Tkachuk is neither an officer
     nor director of the Company)

     All Executive Officers and                1,000,000               50%
     Directors as a Group (1 Person)

     The Company currently has no non-voting securities or other securities outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference.

Exhibit No.         Description
-----------         -----------

3.1*                Articles of Incorporation
3.2*                Bylaws

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, originally filed with the Commission under the Exchange Act on April 16, 2001.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SHAVA, INC.,
                                        A Nevada Corporation


                                        By:_____________/S/___________________
                                           William F. Webster, President, Chief
                                           Financial Officer, and Director

                                        Date: April 15, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

________/S/_______________     President, Chief Financial         April 15, 2002
William F. Webster             Officer, and Director
                               (Principal Executive Officer
                               and Principal Financial Officer)

________/S/_______________     Director                           April 15, 2002
Todd N. Tkachuk

                                   SHAVA, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

          AS OF DECEMBER 31, 2001 AND FOR THE PERIOD FROM MARCH 6, 2001
                                (FROM INCEPTION)
                            THROUGH DECEMBER 31, 2001

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                      AND FOR THE PERIOD FROM MARCH 6, 2001
                                (FROM INCEPTION)
                            THROUGH DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT                                                   1

BALANCE SHEET AS OF DECEMBER 31, 2001                                          2

STATEMENT OF OPERATIONS
  FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
  THROUGH DECEMBER 31, 2001 and FOR THE THREE MONTHS
  ENDED DECEMBER 31, 2001                                                      3

STATEMENT OF CASH FLOWS
  AS OF DECEMBER 31, 2001 and FOR THE PERIOD FROM
  MARCH 6, 2001 (FROM INCEPTION) THROUGH DECEMBER 31,
  2001 and FOR THE THREE MONTHS ENDED DECEMBER 31, 2001                        4


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  AS OF DECEMBER 31, 2001 and FOR THE PERIOD FROM
  OCTOBER 1, 2001 THROUGH DECEMBER 31,2001                                     5

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  AS OF DECEMBER 31, 2001 and FOR THE PERIOD FROM
  MARCH 6, 2001 (FROM INCEPTION) THROUGH DECEMBER 31,
  2001                                                                         6

NOTES TO FINANCIAL STATEMENTS
  AS OF DECEMBER 31, 2001 and FOR THE PERIOD FROM
  MARCH 6, 2001 (FROM INCEPTION) THROUGH DECEMBER 31,
  2001                                                                       7-9

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

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors
Shava, Inc.
1000 G Street, 2nd Floor
Sacramento, CA  95814

I have audited the accompanying balance sheet of SHAVA, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of December 31, 2001 and the related statements of operations, changes in stockholder's equity, and cash flows for the period from March 6, 2001 (from inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, the financial position of Shava, Inc. as of December 31, 2001, and the results of its operations and its cash flows from March 6, 2001 (from inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Larry Legel
Certified Public Accountant

April 5, 2002
Ft Lauderdale, FL

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                             AS OF DECEMBER 31, 2001
                             -----------------------

ASSETS
------
CURRENT ASSETS
  Cash in Bank                                                          $   908
                                                                        -------

TOTAL CURRENT ASSETS                                                    $   908
                                                                        -------

FURNITURE & FIXTURES                                                        -0-
                                                                        -------
OTHER ASSETS

TOTAL ASSETS                                                            $   908
                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES                                                     $   -0-
                                                                        -------

TOTAL LIABILITIES                                                       $   -0-
                                                                        =======
STOCKHOLDERS' EQUITY
Paid in capital                                                         $ 3,000
Common stock, $0.001 par value,
  25,000,000 shares authorized;
  2,000,000 shares issued and outstanding                               $ 2,000
Retained Earnings (Deficit) accumulated
  during development stage                                              $(4,092)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY                                              $   908
                                                                        -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $   908
                                                                        =======

   The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------
               FOR THE PERIOD FROM MARCH 6, 2001 (FROM INCEPTION)
               --------------------------------------------------
                         THROUGH DECEMBER 31, 2001, and
                         ------------------------------
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                  --------------------------------------------

                                               FOR THE
                                             PERIOD FROM
                                             MARCH 6, 2001
                                           (FROM INCEPTION)     FOR THE THREE
                                                THROUGH          MONTHS ENDED
                                           DECEMBER 31, 2001   DECEMBER 31, 2001

INCOME
------
   Income                                     $         0         $         0
                                              -----------         -----------

TOTAL INCOME                                  $         0         $         0
                                              -----------         -----------

EXPENSES
--------
   Bank Charges                               $       112         $        36
   Professional Services                            3,980                 430
                                              -----------         -----------

TOTAL EXPENSES                                $     4,092         $       466
                                              -----------         -----------

Net Income (Loss)                             $    (4,092)        $      (466)
                                              ===========         ===========

NET INCOME (LOSS) PER SHARE                   $   (0.0020)        $   (0.0002)
                                              -----------         -----------

Weighted average number of
Common shares outstanding                       2,000,000           2,000,000

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
          AS OF DECEMBER 31, 2001 AND FOR THE PERIOD FROM MARCH 6, 2001
          -------------------------------------------------------------
                                (FROM INCEPTION)
                                ----------------
                         THROUGH DECEMBER 31, 2001, AND
                         ------------------------------
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                  --------------------------------------------

                                               FOR THE
                                             PERIOD FROM
                                             MARCH 6, 2001
                                           (FROM INCEPTION)     FOR THE THREE
                                                THROUGH          MONTHS ENDED
                                           DECEMBER 31, 2001   DECEMBER 31, 2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
   Cash disbursed for operating activities    $     4,092         $       466
                                              -----------         -----------
   Net cash flow provided by (used in)
      operating activities                    $    (4,092)        $      (466)
                                              -----------         -----------

CASH FLOWS FROM
INVESTING ACTIVITIES:                         $         0         $         0
                                              -----------         -----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
   Proceeds from issuance of stock            $     2,000         $         0
   Proceeds from paid in capital              $     3,000         $         0
                                              -----------         -----------
   Net cash flow provided by financing
      activities                              $     5,000         $         0
                                              -----------         -----------

NET INCREASE  IN CASH                         $       908         $      (466)
                                              -----------         -----------
BEGINNING OF PERIOD
   Cash and cash equivalents                  $       -0-         $     1,374
                                              -----------         -----------
END OF PERIOD
   Cash and cash equivalents                  $       908         $       908
                                              -----------         -----------

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
                   AS OF DECEMBER 31, 2001 AND FOR THE PERIOD
                   ------------------------------------------
                              FROM OCTOBER 1, 2001
                              --------------------
                            THROUGH DECEMBER 31, 2001
                            -------------------------

                               COMMON STOCK
                             $.001 PAR VALUE                         RETAINED
                          NO. OF                       PAID IN       EARNINGS     STOCKHOLDERS'
                          SHARES         AMOUNT        CAPITAL       (DEFICIT)       EQUITY
Balances on
October 1, 2001          2,000,000    $     2,000    $     3,000    ($    3,626)   $     1,374

Net profit (loss)
for period ended
December 31, 2001                                                   ($      466)   ($      466)
                       -----------    -----------    -----------    -----------    -----------

STOCKHOLDER'S EQUITY

December 31, 2001        2,000,000    $     2,000    $     3,000    ($    4,092)   $       908
                                                                                   -----------

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
                   AS OF DECEMBER 31, 2001 AND FOR THE PERIOD
                   ------------------------------------------
                       FROM MARCH 6, 2001 (FROM INCEPTION)
                       -----------------------------------
                            THROUGH DECEMBER 31, 2001
                            -------------------------

                               COMMON STOCK
                             $.001 PAR VALUE                         RETAINED
                          NO. OF                       PAID IN       EARNINGS     STOCKHOLDERS'
                          SHARES         AMOUNT        CAPITAL       (DEFICIT)       EQUITY
Balances on
March 6, 2001
Initial issuance
of shares                2,000,000    $     2,000    $     3,000                   $     5,000

Net profit (loss)
for period from
March 6, 2001 (from
Inception) through
December 31, 2001                                                   ($    4,092)   ($    4,092)
                       -----------    -----------    -----------    -----------    -----------

STOCKHOLDER'S EQUITY

December 31, 2001        2,000,000    $     2,000    $     3,000   ($    4,092)   $       908
                                                                                   -----------

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
          AS OF DECEMBER 31, 2001 AND FOR THE PERIOD FROM MARCH 6, 2001
          -------------------------------------------------------------
                                (FROM INCEPTION)
                                ----------------
                            THROUGH DECEMBER 31, 2001
                            -------------------------

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

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
          AS OF DECEMBER 31, 2001 AND FOR THE PERIOD FROM MARCH 6, 2001
          -------------------------------------------------------------
                                (FROM INCEPTION)
                                ----------------
                            THROUGH DECEMBER 31, 2001
                            -------------------------

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of December 31, 2001. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

     The accompany notes are an integral part of these financial statements