Form 10QSB
period 2002-03-31
SHAVA INC
filed 2002-08-14
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


            1006 4TH STREET, 6TH FLOOR, SACRAMENTO, CALIFORNIA, 95814
                     (Address of Principal Executive Office)

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

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS



Part I - Financial Information

     Item 1   Financial Statements                                             3

     Item 2   Management's Discussion and Analysis or Plan of Operation       10


Part II - Other Information

     Item 1   Legal Proceedings                                               11

     Item 2   Changes in Securities                                           11

     Item 3   Defaults Upon Senior Securities                                 11

     Item 4   Submission of Matters to a Vote of Security Holders             11

     Item 5   Other Information                                               11

     Item 6   Exhibits and Reports on Form 8-K                                11

Signatures                                                                    12

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                       FOR THE PERIOD FROM JANUARY 1, 2002
                             THROUGH MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                Page
                                                                ----

          ACCOUNTANT'S REVIEW REPORT                             4

          BALANCE SHEET AS OF MARCH 31, 2001 AND 2002            5

          STATEMENT OF OPERATIONS
          FOR THE PERIOD ENDED MARCH 31, 2001 AND 2002           6

          STATEMENT OF CASH FLOWS
          FOR THE PERIOD ENDED MARCH 31, 2001 AND 2002           7

          NOTES TO FINANCIAL STATEMENTS
          FOR THE PERIOD FROM JANUARY 1, 2002
          THROUGH MARCH 31, 2002                                 8

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

I have reviewed the accompanying balance sheet of SHAVA, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of and for the three months ended March 31, 2002 and 2001, and the related statements of operations for the three months ended March 31, 2002 and 2001, and statement of cash flows for the three months ended March 31, 2002 and 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shava, Inc.

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


Larry Legel, CPA
Ft. Lauderdale, FL 33308

August 13, 2002

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                  BALANCE SHEET
                                  -------------
                          AS OF MARCH 31, 2001 AND 2002
                          -----------------------------

     ASSETS                                         2001           2002
     ------                                      ----------     ----------

     CURRENT ASSETS
       Cash in Bank                              $    3,278     $      872
                                                 ----------     ----------

     TOTAL CURRENT ASSETS                             3,278            872
                                                 ----------     ----------

     FURNITURE & FIXTURES                               -0-            -0-
                                                 ----------     ----------

     OTHER ASSETS

     TOTAL ASSETS                                $    3,278     $      872
                                                 ==========     ==========


     LIABILITIES AND STOCKHOLDER'S EQUITY
     ------------------------------------
     CURRENT LIABILITIES                         $      -0-     $      -0-
                                                 ----------     ----------

     TOTAL LIABILITIES                                  -0-            -0-
                                                 ==========     ==========


     STOCKHOLDER'S EQUITY
     Paid in capital                                  3,000          3,000
     Common stock, $0.001 par value,
      25,000,000 shares authorized;
      2,000,000 shares issued and outstanding         2,000          2,000
     Retained Earnings (Deficit) accumulated
      during development stage                       (1,722)        (4,128)
                                                 ----------     ----------

        TOTAL STOCKHOLDER'S EQUITY                    3,278            872
                                                 ----------     ----------

     TOTAL LIABILITIES
     AND STOCKHOLDER'S EQUITY                    $    3,278     $      872
                                                 ==========     ==========

              The accompanying notes are an integral part of these
                              financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
               --------------------------------------------------


                                            FOR THE THREE    FOR THE THREE
                                             MONTHS ENDED     MONTHS ENDED
     INCOME                                 MARCH 31, 2001   MARCH 31, 2002
     ------

          Income                             $          0     $          0
                                             ------------     ------------

     TOTAL INCOME                            $          0     $          0
                                             ------------     ------------

     EXPENSES
     --------

          Bank Charges                       $         22     $         36
                                             ------------     ------------
          Professional Services              $      1,700     $          0
                                             ------------     ------------

     TOTAL EXPENSES                          $      1,722     $         36
                                             ------------     ------------

     NET INCOME (LOSS)                       $     (1,722)    $        (36)
                                             ============     ============


     NET INCOME (LOSS)
     PER SHARE                               $    (0.0009)    $   (0.00002)
                                             ------------     ------------

     Weighted average number of
     Common shares outstanding                  2,000,000        2,000,000

              The accompanying notes are an integral part of these
                              financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
               --------------------------------------------------

                                              FOR THE THREE    FOR THE THREE
                                               MONTHS ENDED     MONTHS ENDED
                                              MARCH 31, 2001   MARCH 31, 2002
     CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Cash disbursed for operating
       activities                                $    1,722     $       36
                                                 ----------     ----------
       Net cash flow provided by (used in)
       operating activities                      $   (1,722)    $      (36)
                                                 ----------     ----------

     CASH FLOWS FROM
     INVESTING ACTIVITIES:                       $        0     $        0
                                                 ----------     ----------

     CASH FLOWS FROM
     FINANCING ACTIVITIES:
       Proceeds from issuance of stock           $    2,000     $        0
                                                 ----------     ----------
       Proceeds from paid in capital             $    3,000     $        0
                                                 ----------     ----------
       Net cash flow provided by
       Financing activities                      $    5,000     $        0
                                                 ----------     ----------

     NET INCREASE
     (DECREASE) IN CASH                          $    3,278     $      (36)
                                                 ----------     ----------

     BEGINNING OF PERIOD
       Cash and cash equivalents                      $ -0-     $      908
                                                 ----------     ----------

     END OF PERIOD
       Cash and cash equivalents                 $    3,278     $      872
                                                 ----------     ----------

              The accompanying notes are an integral part of these
                              financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2002
                       -----------------------------------
                             THROUGH MARCH 31, 2002
                             ----------------------


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

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2002
                       -----------------------------------
                             THROUGH MARCH 31, 2002
                             ----------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The Company was incorporated on March 6, 2001, and has had no operations to date. The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has no commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

     COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $1,722 for the three months ended March 31, 2002. These losses were due almost entirely to expenses in connection with the Company's reporting obligations as a reporting company under the Securities Exchange Act of 1934.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had total assets of $872, all in the form of cash. As of March 31, 2002, the Company had 2,000,000 shares of common stock outstanding, with total shareholder equity of $872, or $0.0004 per share.

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

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

Exhibit No.    Description

3.1*           Articles of Incorporation
3.2*           Bylaws
99.1           Certification  Pursuant  to 18  U.S.C.  Section  1350 As  Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                        SHAVA, INC.,
                                        A Nevada Corporation

                                        By: ____________/S/_______________
                                            William F. Webster, President

                                        Date:   August 14, 2002