Form 10QSB
period 2002-06-30
SHAVA INC
filed 2002-08-14
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,100,000 shares of common stock, $.001 par value.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                  AS OF AND FOR THE PERIOD FROM JANUARY 1, 2002
                              THROUGH JUNE 30, 2002


                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----

           ACCOUNTANT'S REVIEW REPORT                             4

           BALANCE SHEET AS OF JUNE 30, 2001 AND 2002             5

           STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002      6

           STATEMENT OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002        7

           STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002      8

           STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002        9


           NOTES TO FINANCIAL STATEMENTS
           AS OF AND FOR THE PERIOD FROM JANUARY 1, 2002
           THROUGH JUNE 30, 2002                                 10

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


ACCOUNTANT'S REVIEW REPORT

Board of Directors
Shava, Inc.
1000 G Street, 2nd Floor
Sacramento, CA 95814

I have reviewed the accompanying balance sheet of SHAVA, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of and for the six months ended June 30, 2002 and 2001 , and the related statements of operations for the six months ended June 30, 2002 and 2001, and statement of cash flows for the six months ended June 30, 2002 and 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shava, Inc.

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


Larry Legel, CPA
Ft. Lauderdale, FL 33308

August 13, 2002

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                          AS OF JUNE 30, 2001 AND 2002
                          ----------------------------


     ASSETS                                         2001           2002
     ------                                      ----------     ----------

     CURRENT ASSETS
       Cash in Bank                              $    1,840     $       58
                                                 ----------     ----------

     TOTAL CURRENT ASSETS                             1,840             58
                                                 ----------     ----------

     FURNITURE & FIXTURES                               -0-            -0-
                                                 ----------     ----------

     OTHER ASSETS

     TOTAL ASSETS                                $    1,840     $       58
                                                 ==========     ==========


     LIABILITIES AND STOCKHOLDER'S EQUITY
     ------------------------------------
     CURRENT LIABILITIES                         $      -0-            -0-
                                                 ----------     ----------

     TOTAL LIABILITIES                                  -0-            -0-
                                                 ==========     ==========


     STOCKHOLDER'S EQUITY
     Paid in capital                                  3,000          3,000
     Common stock, $0.001 par value,
      25,000,000 shares authorized;
      2,000,000 shares issued and outstanding         2,000
      as of June 30, 2001
      3,100,000 shares issued and outstanding                        3,100
      as of June 30, 2002
     Retained Earnings (Deficit) accumulated
      during development stage                       (3,160)        (6,042)
                                                 ----------     ----------

        TOTAL STOCKHOLDER'S EQUITY                    1,840             58
                                                 ----------     ----------

     TOTAL LIABILITIES
     AND STOCKHOLDER'S EQUITY                    $    1,840             58
                                                 ==========     ==========

              The accompanying notes are an integral part of these
                              financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002
                -------------------------------------------------


                                              FOR THE THREE   FOR THE THREE
                                               ENDED MONTHS    ENDED MONTHS
     INCOME                                   JUNE 30, 2001   JUNE 30, 2002
     ------

          Income                                $        0      $        0
                                                ----------      ----------

     TOTAL INCOME                               $        0      $        0
                                                ----------      ----------

     EXPENSES

          Bank Charges                          $       18      $       36
                                                ----------      ----------
          Professional Services                 $    1,420      $    1,878
                                                ----------      ----------

     TOTAL EXPENSES                             $    1,438      $    1,914
                                                ----------      ----------

     NET INCOME (LOSS)                          $   (1,438)     $   (1,914)
                                                ==========      ==========

     NET INCOME (LOSS)
     PER SHARE                                  $  (0.0007)     $  (0.0006)
                                                ----------      ----------

     Weighted average number of
     Common shares outstanding                   2,000,000       3,100,000

              The accompanying notes are an integral part of these
                              financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                 -----------------------------------------------

                                             FOR THE SIX      FOR THE SIX
                                             ENDED MONTHS     ENDED MONTHS
     INCOME                                 JUNE 30, 2001    JUNE 30, 2002
     ------

         Income                              $          0     $          0
                                             ------------     ------------

     TOTAL INCOME                            $          0     $          0
                                             ------------     ------------


     EXPENSES
     --------

         Bank Charges                        $         40     $         72
                                             ------------     ------------
         Professional Services               $      3,120     $      1,878
                                             ------------     ------------

     TOTAL EXPENSES                          $      3,160     $      1,950
                                             ------------     ------------

     NET INCOME (LOSS)                       $     (3,160)    $     (1,950)
                                             ============     ============


     NET INCOME (LOSS)
     PER SHARE                               $    (0.0016)    $   (0.00063)
                                             ------------     ------------

     Weighted average number of
     Common shares outstanding                  2,000,000        3,100,000

              The accompanying notes are an integral part of these
                              financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002
                -------------------------------------------------

                                               FOR THE THREE   FOR THE THREE
                                                ENDED MONTHS    ENDED MONTHS
                                               JUNE 30, 2001   JUNE 30, 2002
     CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Cash disbursed for operating
       activities                                $    1,438     $    1,914
                                                 ----------     ----------
       Net cash flow provided by (used in)
       operating activities                      $   (1,438)    $   (1,914)
                                                 ----------     ----------

     CASH FLOWS FROM
     INVESTING ACTIVITIES:                       $        0     $        0
                                                 ----------     ----------

     CASH FLOWS FROM
     FINANCING ACTIVITIES:
       Proceeds from issuance of stock           $        0     $    1,100
                                                 ----------     ----------
       Proceeds from paid in capital             $        0     $        0
                                                 ----------     ----------
       Net cash flow provided by
       Financing activities                      $        0     $    1,100
                                                 ----------     ----------

     NET INCREASE
     (DECREASE) IN CASH                          $   (1,438)    $     (814)
                                                 ----------     ----------

     BEGINNING OF PERIOD
       Cash and cash equivalents                 $    3,278     $      872
                                                 ----------     ----------

     END OF PERIOD
       Cash and cash equivalents                 $    1,840     $       58
                                                 ----------     ----------

              The accompanying notes are an integral part of these
                              financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                 -----------------------------------------------

                                               FOR THE SIX     FOR THE SIX
                                               ENDED MONTHS    ENDED MONTHS
                                              JUNE 30, 2001   JUNE 30, 2002
     CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Cash disbursed for operating
       activities                                $    3,160     $    1,950
                                                 ----------     ----------
       Net cash flow provided by (used in)
       operating activities                      $   (3,160)    $   (1,950)
                                                 ----------     ----------

     CASH FLOWS FROM
     INVESTING ACTIVITIES:                       $        0     $        0
                                                 ----------     ----------

     CASH FLOWS FROM
     FINANCING ACTIVITIES:
       Proceeds from issuance of stock           $    2,000     $    1,100
                                                 ----------     ----------
       Proceeds from paid in capital             $    3,000     $        0
                                                 ----------     ----------
       Net cash flow provided by
       Financing activities                      $    5,000     $    1,100
                                                 ----------     ----------

     NET INCREASE
     (DECREASE) IN CASH                          $    1,840     $     (850)
                                                 ----------     ----------

     BEGINNING OF PERIOD
       Cash and cash equivalents                 $      -0-     $      908
                                                 ----------     ----------

     END OF PERIOD
       Cash and cash equivalents                 $    1,840     $       58
                                                 ----------     ----------

              The accompanying notes are an integral part of these
                              financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2002
                       -----------------------------------
                             THROUGH MARCH 31, 2002
                             ----------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Shava, Inc. was incorporated under the laws of the State of Nevada on March 6, 2001. Since its inception, the Company has been in the development stage and has conducted no business. The Company's only activities to date have been: (i) the initial issuance of common stock and organizational efforts; (ii) the registration of the Company under the Securities Exchange Act of 1934 as a reporting company, and subsequent periodic filings under Section 13 of the Securities Exchange Act; and (iii) a subsequent issuance of common stock.

At the organization of the Company, 25,000,000 $0.001 par value, common shares were authorized, and 2,000,000 shares were issued. Subsequently an additional 1,100,000 shares were issued for a total of 3,100,000 shares issued and outstanding.

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

     COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $1,914 for the three months ended June 30, 2002, and a net loss of $3,160 for the six months ended June 30, 2002. These losses were due almost entirely to expenses in connection with the Company's reporting obligations as a reporting company under the Securities Exchange Act of 1934.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had total assets of $58, all in the form of cash. As of March 31, 2002, the Company had 3,100,000 shares of common stock outstanding, with total shareholder equity of $58, or $0.0000187 per share.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          During the period covered by this report, the Company sold securities which were not registered, as follows:

                                                  Number of
     Date               Name                      Shares        Consideration
     ----               ----                      ------        -------------

     April 12, 2002     William F. Webster        500,000       $500 cash
     April 12, 2002     Kathy E. Tkachuk          500,000       $500 cash
     May 3, 2002        William F. Webster        100,000       $100 cash

     With respect to the sales made to Mr. Webster and Ms. Tkachuk, the Company relied upon Sections 4(2) (for non-public offerings) and 3(a)(11) (for intrastate offerings) of the Securities Act of 1933, as amended. Mr. Webster and Ms. Tkachuk are sophisticated investors and have had access to the kind of information about the Company that a registration statement would disclose. The securities were offered, the offers were accepted, and the sales were consummated all within the State of California.

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