Form 10QSB
period 2002-09-30
SHAVA INC
filed 2004-05-10
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                 4878 RONSON COURT, SAN DIEGO, CALIFORNIA, 92037
                     (Address of Principal Executive Office)

                                 (858) 243-2615
                          (Issuer's Telephone Number)

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

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1   Financial Statements                                             3

     Item 2   Management's Discussion and Analysis or Plan of Operation        9


Part II - Other Information

     Item 1   Legal Proceedings                                               10

     Item 2   Changes in Securities                                           10

     Item 3   Defaults Upon Senior Securities                                 10

     Item 4   Submission of Matters to a Vote of Security Holders             10

     Item 5   Other Information                                               10

     Item 6   Exhibits and Reports on Form 8-K                                10

Signatures                                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

BALANCE SHEET                                                                4

STATEMENT OF OPERATIONS                                                      5

STATEMENT OF CASH FLOWS                                                      6

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                 7

NOTES TO FINANCIAL STATEMENTS                                                8

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

ASSETS
------
CURRENT ASSETS
  Cash in Bank                                                       $       0
                                                                     ----------
TOTAL CURRENT ASSETS                                                         0
                                                                     ----------

TOTAL ASSETS                                                         $       0
                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES                                                  $       0
                                                                     ----------
TOTAL LIABILITIES                                                            0
                                                                     ----------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 25,000,000 shares authorized;
 3,100,000 shares issued and outstanding                                 3,100
Additional paid in capital in excess of par                              3,000
Deficit accumulated during the development stage                        (6,100)
                                                                     ----------

TOTAL STOCKHOLDERS' EQUITY                                                   0
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $       0
                                                                     =========


    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                            THREE        THREE        03/06/01       NINE       FROM 03/06/01
                         MONTHS ENDED MONTHS ENDED (INCEPTION)TO  MONTHS ENDED (INCEPTION) TO
                            09/30/01    09/30/02      09/30/01      09/30/02      09/30/02
                         ------------ ------------ -------------- ------------ --------------
     INCOME
     ------
      Income             $         0  $         0  $           0  $         0  $           0
                         ------------ ------------ -------------- ------------ --------------
     TOTAL INCOME                  0            0              0            0              0
                         ------------ ------------ -------------- ------------ --------------


EXPENSES
--------
 Bank Charges                     36           36             76          108            184
 Professional Services           430           22          3,550        1,900          5,450
                         ------------ ------------ -------------- ------------ --------------
TOTAL EXPENSES                   466           58          3,626        2,008          5,634
                         ------------ ------------ -------------- ------------ --------------
NET INCOME (LOSS)        $      (466) $       (58) $      (3,626) $    (2,008) $      (5,634)
                         ============ ============ ============== ============ =============
NET INCOME (LOSS)
  PER SHARE              $     (0.01) $     (0.01) $       (0.01) $     (0.01)
                         ============ ============ ============== ===========
Weighted average
number of Common
shares outstanding         2,000,000    3,100,000      2,000,000    3,100,000
                         ============ ============ ============== ===========

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    COMMON STOCK
                                   $.001 PAR VALUE           ADDITIONAL     RETAINED         TOTAL
                               NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                               SHARES         AMOUNT          CAPITAL       (DEFICIT)        EQUITY
                              ---------     ----------      -----------   -----------     -------------
Beginning Balance -
March 6, 2001                 2,000,000     $    2,000      $     3,000   $        0      $     5,000

Net (loss)                            0              0                0       (4,092)          (4,092)
                            -----------     ----------      -----------   -----------     ------------
Balance December 31, 2001     2,000,000          2,000            3,000       (4,092)             908

Sale of shares for cash       1,100,000          1,100                0            0            1,100

Net (loss)                            0              0                0       (2,008)          (2,008)
                            -----------     ----------      -----------   -----------     ------------
Balance September 30, 2002
  (Unaudited)                 3,100,000     $    3,100      $     3,000   $   (6,100)     $         0
                            ===========     ==========      ===========   ===========     ===========

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                        THE PERIOD FROM
                                         MARCH 6, 2001   FOR THE NINE  FROM 03/06/01
                                        (INCEPTION) TO   MONTHS ENDED (INCEPTION) TO
                                           09/30/01        09/30/02        09/30/02
                                        --------------- ------------- --------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net (loss)                            $       (3,160) $     (2,008) $      (6,100)
                                        --------------- ------------- --------------
Net cash flow provided by (used in)
    development activities                      (3,160)       (2,008)        (6,100)
                                        --------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                               0             0              0
                                        --------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                    5,000         1,100          6,100
                                        --------------- ------------- --------------
  Net cash flow provided by financing
    activities                                   5,000         1,100          6,100
                                        --------------- ------------- --------------

NET INCREASE(DECREASE)IN CASH                    1,840          (908)             0

BEGINNING OF PERIOD
  Cash and cash equivalents                          0           908              0
                                        --------------- ------------- --------------

END OF PERIOD
  Cash and cash equivalents             $        1,840  $          0  $           0
                                        =============== ============= =============


    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                (INFORMATION WITH REGARD TO THE NINE MONTHS ENDED
                    SEPTEMBER 30, 2001 AND 2002 IS UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Shava, Inc. was incorporated under the laws of the State of Nevada on March 6, 2001. Since its inception, the Company has been in the development stage and has conducted no business. The Company's only activities to date have been: (a) the initial issuance of common stock and organizational efforts; and (b) the registration of the Company under the Securities Exchange Act of 1934 as a reporting company, and subsequent periodic filings under Section 13 of the Securities Exchange Act. The year-end of the Company is December 31st for both book and tax purposes.

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

START-UP COSTS - Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

NET LOSS PER SHARE - Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

INTERIM FINANCIAL INFORMATION - The financial statements for the nine months ended September 30, 2001 and 2002are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - STOCKHOLDERS EQUITY

The Company has authorized 25,000,000 shares of $0.001 par value common stock. The Company had 3,100,000 shares of common stock issued and outstanding at September 30, 2002. On March 6, 2001, at inception, the Company issued 2,000,000 shares of common stock in exchange for $5,000 in cash, or $0.0025 per share. In January 2002, the Company issued 1,100,000 shares of common stock in exchange for $1,100 in cash, or $0.001 per share.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company's President, Director, Chief Financial Officer and Secretary, is also a shareholder. The Company currently uses the offices of its shareholder, officer and director as its principal place of business at no cost to the Company.

NOTE 4 - INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $6,100, expiring $4,092 and $2,008 at December 31, 2021 and 2022, respectively. The amount recorded as a deferred tax asset at September 30, 2002 is approximately $900 which represents the amount of the tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

NOTE 5 - SUBSEQUENT EVENTS

In September 2003, the stockholders of the Company sold all of their shares to a third party effecting a change in ownership. At the same time all the officers and directors resigned and appointed this individual as sole officer and director, effecting a change in control. This individual relocated the Company's office to their own.

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

                               COSTS AND EXPENSES

The Company had no income, and recorded a net loss of $3,160 during the period from the Company's inception until September 30, 2001, and a net loss of $2,008 for the nine months ended September 30, 2002. These losses were due almost entirely to expenses in connection with the Company's formation, and registration and subsequent reporting, as a reporting company under the Securities Exchange Act of 1934.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 and 2002, the Company had total assets of $1,374 and $0, respectively, all in cash. During the period from the Company's inception to September 30, 2001, the Company raised $5,000 in cash through the sale of 2,000,000 shares of its common stock. In the first quarter of 2002, the Company raised $1,100 in cash through the sale of 1,100,000 shares of its common stock. At September 30, 2002, the Company has 3,100,000 shares of common stock outstanding, with total shareholder equity of $0, or $0.00 per share.

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

Exhibit No.                          Description
--------------------------------------------------------------------------------

      3(i).1              [1]     Articles of Incorporation of Shava, Inc.

      3(ii).1             [1]     Bylaws of Shava, Inc.

       31.1                *      Certification pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002.

       32.1                *      Certification pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002.

                   ----------------------------------------------

                           *      Filed herewith.

                          [1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed April 17, 2001.

(b) REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K on May 7, 2004, reporting a change of control, change of address and a change in the Company's Certifying Accountant.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SHAVA, INC.,
                                A NEVADA CORPORATION

                                By: /s/Roger E. Pawson
                                    ------------------------------------
                                    Roger E. Pawson, Sole Officer and Director
                                    Date: May 7, 2004