Form 10KSB
period 2002-12-31
SHAVA INC
filed 2004-05-10
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 000-32563


                                   SHAVA, INC.
                 (Name of Small Business Issuer in its Charter)


            Nevada                                    94-3391035
(State or other jurisdiction of                   (I.R.S. Employer
 Incorporation or organization)                   Identification No.)


4878 Ronson Court
San Diego, California                             92111
(Address of Principal Executive Office)           (Zip Code)


                                 (858) 243-2615
                           (Issuer's Telephone Number)


              Securities registered under Section 12(b) of the Act:

                                      None

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of December 31, 2002, [in the past 60 days], was approximately $ 0.00.

As of December 31, 2002, there were 3,100,000 shares of common stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

Item 1    Description of Business                                              3
Item 2    Description of Property                                              5
Item 3    Legal Proceeding                                                     6
Item 4    Submission of Matters to a Vote of Security Holders                  6


PART II

Item 5    Market for Common Equity and Other Shareholder Matters               6
Item 6    Management's Discussion and Analysis or Plan of Operation            6
Item 7    Financial Statements                                                 9
Item 8    Changes In and Disagreements With Accountants                        9
Item 8A   Controls and Procedures                                              9

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   10
Item 10   Executive Compensation                                              11
Item 11   Security Ownership of Certain Beneficial Owners and Management      12
Item 12   Certain Relationships and Related Transactions                      12
Item 13   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    14

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

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. The Company may use one or more consultants to assist in the process of locating a target company. As of December 31, 2002, the Company has no relationships with any such consultants, and the management of the Company has not recommended a particular consultant to be hired by the Company for such purposes. If the Company decides to use one or more consultants, such consultants will be selected at the discretion of the management of the Company taking into account such criteria as experience in the area of locating companies as targets for mergers, and past record of success in such transactions.

As of December 31, 2002, William F. Webster (as a director, sole officer, and shareholder of the Company) and Todd Tkachuk (as the other director of the Company), had not had discussions with any company with regard to a possible merger. The Company's management has no plans to seek debt financing in carrying out its business plan.

         On September 5, 2003, Roger E. Pawson, made a cash payment to certain shareholders of the Company, in the amount of seventeen thousand five hundred dollars ($17,500) in exchange for 3,100,000 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the Company, were acquired from two existing shareholders of the Company, specifically William F. Webster and Kathy Tkachuk.

         The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. Subsequent to this transaction, William F. Webster, one of the Company's two Directors and sole Officer, and Todd Tkachuk, the Company's other Director, appointed Roger E. Pawson as an additional Director. Immediately after such appointment, Mr. Webster and Mr. Tkachuk both tendered their resignations, which the Company then accepted, leaving Mr. Pawson to serve as the Company's sole Officer and Director.

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

THE COMPANY'S MANAGEMENT WILL DEVOTE LIMITED TIME TO THE COMPANY. The Company's sole Officer and Director is Roger E. Pawson. Because management consists of only one person, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its sole officer and director when selecting a target company. Mr. Pawson anticipates devoting only a limited amount of time per month to the business of the Company, and does not anticipate commencing any services until after the effective date of the registration statement.

CONFLICTS OF INTEREST. Mr. Pawson participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The terms of a business combination may include such terms as Mr. Pawson remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Pawson for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Pawson would directly benefit from such employment or payment. Such benefits may influence Mr. Pawson's choice of a target company. The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

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

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION. As of December 31, 2002, the Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

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

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of any such business combination agreement, the sole shareholder of the Company, may agree to sell or transfer all or a portion of their common stock to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and directors of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Roger E. Pawson, the sole officer and director of the Company, located in San Diego, California, as its principal place of business. The Company uses these offices at no cost to the Company. Mr. Pawson has agreed to continue this arrangement until the Company completes a business combination.

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

During the period covered by this report the Company has sold securities which were not registered, as follows:

                                              Number
Date                 Name                    of Shares       Consideration
----                 ----                     ---------       -------------

March 14, 2001       William F. Webster       1,000,000       Services rendered
March 14, 2001       Kathy Tkachuk            1,000,000       $5,000 cash
April 12, 2002       William F. Webster         500,000       $500 cash
April 12, 2002       Kathy Tkachuk              500,000       $500 cash
April 12, 2002       William F. Webster         100,000       $100 cash


With respect to the sales made to William F. Webster and Kathy Tkachuk, the Company relied upon Sections 4(2) (for non-public offerings) and 3(a)(11) (for intrastate offerings) of the Securities Act of 1933, as amended. Mr. Webster and Ms. Tkachuk are the founders of the Company, are sophisticated investors, and had access to the kind of information about the Company that a registration statement would disclose. The securities were offered, the offer was accepted, and the sale was consummated all within the State of California.

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

The Company will pay its own expenses in regard to its search for a suitable target company, but these are expected to be minimal.The sole officer and director of the Company will provide services to the Company without compensation until a business combination is found. The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. In the event that the Company's expenses exceed its resources, the Company may seek alternative sources of funds or services, either through loans or through the issuance of its securities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On April 13, 2004, the Company elected to dismiss its former independent auditor, Larry Legel, CPA and retained Lawrence Scharfman & Co., CPA, PA as successor independent auditor. There were no disagreements with the former auditor, nor did the Company consult with the successor auditor on accounting or auditing issues prior to retaining the successor auditor.

ITEM 8A - CONTROLS AND PROCEDURES

     The Company's sole officer and director has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide the officer the information necessary whether:

          (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

          (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the sole officer and director's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's directors and executive officers during the fiscal year ending December 31, 2002 are as follows:

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

On September 5, 2003, Roger E. Pawson, made a cash payment to certain shareholders of the Company, in the amount of seventeen thousand five hundred dollars ($17,500) in exchange for 3,100,000 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the Company, were acquired from two existing shareholders of the Company, specifically William F. Webster and Kathy Tkachuk.

The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. Subsequent to this transaction, William F. Webster, one of the Company's two Directors and sole Officer, and Todd Tkachuk, the Company's other Director, appointed Roger E. Pawson as an additional Director. Immediately after such appointment, Mr. Webster and Mr. Tkachuk both tendered their resignations, which the Company then accepted, leaving Mr. Pawson to serve as the Company's sole Officer and Director.

POTENTIAL CONFLICTS OF INTEREST

During the fiscal year ending December 31, 2002, William F. Webster, the Company's sole officer and a director, was also the sole officer, director and shareholder of BW Acquisition, Inc., another blank check company of a similar nature and with a similar purpose as the Company. That company is seeking a target company similar to the type of target company sought by the Company. Because of the services provided to the Company by Mr. Tkachuk in locating a potential target company, it is anticipated that the search for a potential target by the Company will be significantly different from the search for a target by BW Acquisition. A conflict may arise, however, due to Mr. Webster's involvement in both companies. In addition, insofar as Mr. Webster and Mr. Tkachuk are engaged in other business activities, they may devote only a portion of their time to the Company's affairs.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of December 31, 2002, and all directors and officers of the Company as a group.

                                          Amount of
Name and Address                          Beneficial          Percentage
of Beneficial Owner                       Ownership            of Class
-------------------                       ---------            --------

William F. Webster                        1,600,000(1)           51.6%
1000 G Street, 2nd Floor
Sacramento, California 95814
(Mr. Webster is an officer and
director of the Company)

Kathy E. Tkachuk                          1,500,000(1)           48.4%
3845 Atherton Road, Suite 9
Rocklin, California 95765
(Ms. Tkachuk is neither an officer
nor director of the Company)

All Executive Officers and                1,600,000(1)           51.6%
Directors as a Group (1 Person)

      (1) As of the date of this filing, Mr. Pawson, the Company's sole officer and director, owns 3,100,000 shares of the Company's common stock, which he acquired on September 5, 2003, representing 100% of the Company's common stock issued and outstanding.

The Company currently has no non-voting securities or other securities outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference.

Exhibit No.                       Description
-----------------------------------------------------------------------------

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


                                SHAVA, INC.,
                                A NEVADA CORPORATION

                                By: /s/ Roger E. Pawson
                                    ------------------------------------------
                                    Roger E. Pawson, Sole Officer and Director


Date: May 7, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                            Date
---------                -----                            ----

/s/ Roger E. Pawson

Roger E. Pawson          Sole Officer and Director        May 7, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORTS                                                  1

BALANCE SHEET                                                                  3

STATEMENTS OF OPERATIONS                                                       4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                  5

STATEMENTS OF CASH FLOWS                                                       6

NOTES TO FINANCIAL STATEMENTS                                                  7

                        Lawrence Scharfman & Co., CPA, PA
                             9608 Honey Bell Circle
                             Boynton Beach, FL 33437
                            (561) 733-0296 Telephone
                               (561) 740-0613 Fax


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors
Shava, Inc.
4878 Ronson Court
San Diego, CA 92111

I have audited the accompanying balance sheet of SHAVA, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of December 31, 2002 and the related statements of operations, changes in stockholder's equity (deficiency), and cash flows for the year in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/Lawrence Scharfman & Co, CPA, PA
Lawrence Scharfman & Co, CPA, PA

May 7, 2004
Boynton Beach, FL

                                LARRY LEGEL, CPA
                       5100 N. Federal Highway, Suite 409
                            Ft. Lauderdale, FL 33308
                            (954) 493-8900 Telephone
                               (954) 493-8300 Fax


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

Larry Legel
Certified Public Accountant

April 5, 2002
Ft Lauderdale, FL

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                DECEMBER 31, 2002


ASSETS

CURRENT ASSETS

  Cash                                                                 $     0
                                                                       --------
TOTAL CURRENT ASSETS                                                         0
                                                                       --------

TOTAL ASSETS                                                           $     0
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES                                                    $     0
                                                                       --------
TOTAL LIABILITIES                                                            0
                                                                       ========
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value,
  25,000,000 shares authorized;
  3,100,000 shares issued and outstanding                              $ 3,100
Additional paid in capital in excess of par                              3,000
Deficit accumulated during development stage                            (6,100)
                                                                       --------
TOTAL STOCKHOLDERS' EQUITY                                                   0
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     0
                                                                       ========


    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS



                                 FOR THE                           FOR THE
                               PERIOD FROM                       PERIOD FROM
                              MARCH 6, 2001                     MARCH 6, 2001
                               (INCEPTION)         FOR THE       (INCEPTION)
                                 THROUGH         YEAR ENDED        THROUGH
                           DECEMBER 31, 2001 DECEMBER 31, 2002 DECEMBER 31, 2002
                           ================= ================= =================
INCOME
   Income                      $        0        $        0       $        0
                               -----------       -----------      -----------
TOTAL INCOME                            0                 0                0
                               -----------       -----------      -----------

EXPENSES
--------
   Bank Charges                       112               108              220
   Professional Services            3,980             1,900            5,880
                               -----------       -----------      -----------
TOTAL EXPENSES                      4,092             2,008            6,100
                               -----------       -----------      -----------

Net Income (Loss)              $   (4,092)       $   (2,008)      $   (6,100)
                               ===========       ===========      ===========

NET INCOME (LOSS) PER SHARE    $    (0.01)       $    (0.01)
                               ===========       ===========
Weighted average number of
 common shares outstanding      2,000,000         3,100,000
                               ===========       ===========


    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  COMMON STOCK
                                 $.001 PAR VALUE           ADDITIONAL     RETAINED         TOTAL
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)        EQUITY
                            ---------     ----------      -----------   -----------     -------------
Beginning Balance -
March 6, 2001               2,000,000     $    2,000      $     3,000   $        0      $     5,000

Net (loss)                          0              0                0       (4,092)          (4,092)
                          -----------     ----------      -----------   -----------     ------------
Balance December 31, 2001   2,000,000          2,000            3,000       (4,092)             908

Sale of shares for cash     1,100,000          1,100                0            0            1,100

Net (loss)                          0              0                0       (2,008)          (2,008)
                          -----------     ----------      -----------   -----------     ------------
Balance December 31, 2002   3,100,000     $    3,100      $     3,000   $   (6,100)     $         0
                          ===========     ==========      ===========   ===========     ============

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS

                                            FOR THE                            FOR THE
                                           PERIOD FROM                        PERIOD FROM
                                          MARCH 6, 2001                      MARCH 6, 2001
                                           (INCEPTION)        FOR THE         (INCEPTION)
                                             THROUGH         YEAR ENDED         THROUGH
                                        DECEMBER 31, 2001 DECEMBER 31, 2002 DECEMBER 31, 2002
                                        ================= ================= =================
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
   Net loss                                 $   (4,092)       $   (2,008)      $   (6,100)
                                            -----------       -----------      -----------
Net cash flow provided by (used in)
      development activities                    (4,092)           (2,008)          (6,100)
                                            -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None                                              0                 0                0
                                            -----------       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock            5,000             1,100            6,100
                                            -----------       -----------      -----------
Net cash flow provided by financing
  activities                                     5,000             1,100            6,100
                                            -----------       -----------      -----------

NET INCREASE (DECREASE) IN CASH                    908              (908)               0
                                            -----------       -----------      -----------

BEGINNING OF PERIOD Cash and equivalents             0               908                0
                                            -----------       -----------      -----------
END OF PERIOD Cash and equivalents          $      908        $        0       $        0
                                            ===========       ===========      ===========

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

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

NOTE 4 - INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $6,100, expiring $4,092 and $2,008 at December 31, 2021 and 2022, respectively. The amount recorded as a deferred tax asset at December 31, 2002 is approximately $900 which represents the amount of the tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

NOTE 5 - SUBSEQUENT EVENTS

On September 5, 2003, Roger E. Pawson, made a cash payment to certain shareholders of the Company, in the amount of seventeen thousand five hundred dollars ($17,500) in exchange for 3,100,000 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the Company, were acquired from two existing shareholders of the Company, specifically William F. Webster and Kathy Tkachuk.

The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. Subsequent to this transaction, William F. Webster, one of the Company's two Directors and sole Officer, and Todd Tkachuk, the Company's other Director, appointed Roger E. Pawson as an additional Director. Immediately after such appointment, Mr. Webster and Mr. Tkachuk both tendered their resignations, which the Company then accepted, leaving Mr. Pawson to serve as the Company's sole Officer and Director.