Form 10QSB
period 2003-06-30
SHAVA INC
filed 2004-05-10
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


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
                                                                     =========


    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                          THREE        THREE         SIX         SIX        FROM 03/06/01
                       MONTHS ENDED MONTHS ENDED MONTHS ENDED MONTHS ENDED (INCEPTION) TO
                          06/30/03    06/30/02     06/30/03     06/30/02       06/30/03
                       ------------ ------------ ------------ ------------ --------------
   INCOME
   ------
    Income             $         0  $         0  $         0  $         0  $           0
                       ------------ ------------ ------------ ------------ --------------
   TOTAL INCOME                  0            0            0            0              0
                       ------------ ------------ ------------ ------------ --------------


EXPENSES
--------
 Bank Charges                    0           36            0            36           220
 Professional Services           0        1,878            0         1,878         5,880
                       ------------ ------------ ------------ ------------- -------------
TOTAL EXPENSES                   0        1,914            0         1,950         6,100
                       ------------ ------------ ------------ ------------- -------------
NET INCOME (LOSS)      $         0  $    (1,914) $         0 $      (1,950)       (6,100)
                       ============ ============ ============ ============= ============
NET INCOME (LOSS)
  PER SHARE            $      0.00  $     (0.01) $      0.00  $      (0.01)
                       ============ ============ ============ ============
Weighted average
number of Common
shares outstanding       3,100,000    3,100,000    3,100,000     3,100,000
                       ============ ============ ============ ============

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                  COMMON STOCK
                                 $.001 PAR VALUE           ADDITIONAL     RETAINED         TOTAL
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)        EQUITY
                            ---------     ----------      -----------   -----------     -------------
Beginning Balance -
March 6, 2001               2,000,000     $    2,000      $     3,000   $        0      $     5,000

Net (loss)                          0              0                0       (4,092)          (4,092)
                          -----------     ----------      -----------   -----------     ------------
Balance December 31, 2001   2,000,000          2,000            3,000       (4,092)             908

Sale of shares for cash     1,100,000          1,100                0            0            1,100

Net (loss)                          0              0                0       (2,008)          (2,008)
                          -----------     ----------      -----------   -----------     ------------
Balance December 30, 2002   3,100,000          3,100            3,000       (6,100)               0

Net (loss)                          0              0                0            0                0
                          -----------     ----------      -----------   -----------     ------------
Balance June 30, 2003
  (Unaudited)               3,100,000     $    3,100      $     3,000   $   (6,100)     $         0
                          ===========     ==========      ===========   ===========     ===========

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                         FOR THE SIX   FOR THE SIX   FROM 03/06/01
                                        MONTHS ENDED  MONTHS ENDED  (INCEPTION) TO
                                        JUNE 30, 2003 JUNE 30, 2002  JUNE 30, 2003
                                        ------------- ------------- --------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net (loss)                            $          0  $     (1,950) $      (6,100)
                                        ------------- ------------- --------------
Net cash flow provided by (used in)
    development activities                         0        (1,950)        (6,100)
                                        ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                             0             0              0
                                        ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                      0         1,100          6,100
                                        ------------- ------------- --------------
  Net cash flow provided by financing
    activities                                     0         1,100          6,100
                                        ------------- ------------- --------------

NET INCREASE(DECREASE)IN CASH                      0          (850)             0

BEGINNING OF PERIOD
  Cash and cash equivalents                        0           908              0
                                        ------------- ------------- --------------

END OF PERIOD
  Cash and cash equivalents             $          0  $         58  $           0
                                        ============= ============= =============

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                (INFORMATION WITH REGARD TO THE SIX MONTHS ENDED
                      JUNE 30, 2003 AND 2002 IS UNAUDITED)

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

INTERIM FINANCIAL INFORMATION - The financial statements for the six months ended June 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

NOTE 4 - INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $6,100, expiring $4,092 and $2,008 at December 31, 2021 and 2022, respectively. The amount recorded as a deferred tax asset at June 30, 2003 is approximately $900 which represents the amount of the tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

                               COSTS AND EXPENSES

The Company had no income, and recorded a net loss of $0 and $1,950 for the six months ended June 30, 2003 and 2002, respectively. These losses were due almost entirely to expenses in connection with the Company's formation, and registration and subsequent reporting, as a reporting company under the Securities Exchange Act of 1934.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 and 2002, the Company had total assets of $0 and $58, respectively, all in cash. During the period from the Company's inception to September 30, 2001, the Company raised $5,000 in cash through the sale of 2,000,000 shares of its common stock. In the first quarter of 2002, the Company raised $1,100 in cash through the sale of 1,100,000 shares of its common stock. At June 30, 2003, the Company has 3,100,000 shares of common stock outstanding, with total shareholder equity of $0, or $0.00 per share.

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