Form 10KSB
period 2003-12-31
SHAVA INC
filed 2004-05-10
CIK 1138586

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of December 31, 2003, [in the past 60 days], was approximately $ 0.00.

As of December 31, 2003, there were 3,100,000 shares of common stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

Item 1    Description of Business                                              3
Item 2    Description of Property                                              5
Item 3    Legal Proceeding                                                     6
Item 4    Submission of Matters to a Vote of Security Holders                  6


PART II

Item 5    Market for Common Equity and Other Shareholder Matters               6
Item 6    Management's Discussion and Analysis or Plan of Operation            7
Item 7    Financial Statements                                                 9
Item 8    Changes In and Disagreements With Accountants                        9
Item 8A   Controls and Procedures                                              9

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   10
Item 10   Executive Compensation                                              10
Item 11   Security Ownership of Certain Beneficial Owners and Management      11
Item 12   Certain Relationships and Related Transactions                      11
Item 13   Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                    12

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

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. The Company may use one or more consultants to assist in the process of locating a target company. As of December 31, 2003, the Company has no relationships with any such consultants, and the management of the Company has not recommended a particular consultant to be hired by the Company for such purposes. If the Company decides to use one or more consultants, such consultants will be selected at the discretion of the management of the Company taking into account such criteria as experience in the area of locating companies as targets for mergers, and past record of success in such transactions.

As of December 31, 2003, William F. Webster (as a director, sole officer, and shareholder of the Company) and Todd Tkachuk (as the other director of the Company), had not had discussions with any company with regard to a possible merger. The Company's management has no plans to seek debt financing in carrying out its business plan.

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

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION. As of December 31, 2003, the Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

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

During the period covered by this report the Company has sold securities which were not registered, as follows:

                                               Number
Date                 Name (1)                 of Shares       Consideration
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

As a result of the September 5, 2003 transaction, whereby Roger E. Pawson acquired all 3,100,000 of Mr. Webster and Ms. Tkachuk's shares of the Company's restricted Common Stock, representing a controlling interest in the Company, in exchange for a cash payment of seventeen thousand five hundred dollars ($17,500). These shares were transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. As of the date of this filing, Mr. Pawson now directly beneficially owns one hundred percent (100%) of the Company's shares of common stock outstanding.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's directors and executive officers during the fiscal year ending December 31, 2003 are as follows:

Name                  Age     Positions and Offices Held
----                  ---     --------------------------

Roger E. Pawson       52      Sole Officer and Director


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

POTENTIAL CONFLICTS OF INTEREST

The terms of a business combination may include such terms as Mr. Pawson remaining as a director and/or officer of the CompanyThe terms of a business combination may provide for a payment by cash or otherwise to Mr. Pawson for the purchase or retirement of all or part of the common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Pawson would directly benefit from such employment or payment. Such benefits may influence Mr. Pawson's choice of a target company.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more ten percent of the Company's common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission, and to furnish the Company with copies of such reports. The Company is aware that Mr. Webster, a former officer and director of the Company, did not file in a timely fashion a Form 3 upon the effectiveness of the Company's Form 10-SB.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of December 31, 2003, and all directors and officers of the Company as a group.

                                          Amount of
Name and Address                          Beneficial          Percentage
of Beneficial Owner                       Ownership            of Class
-------------------                       ---------            --------

Roger E. Pawson                            3,100,000               100%
7825 Fay Avenue, Suite 200
La Jolla, California 92037
(Mr. Pawson is the sole officer
and director of the Company)

---------------------------------         ------------            -----

All Executive Officers and                3,100,000(1)             100%
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

                        Lawrence Scharfman & Co., CPA, PA
                             9608 Honey Bell Circle
                             Boynton Beach, FL 33437
                            (561) 733-0296 Telephone
                               (561) 740-0613 Fax


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors
Shava, Inc.
4878 Ronson Court
San Diego, CA 92111

I have audited the accompanying balance sheet of SHAVA, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholder's equity (deficiency), and cash flows for the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


/s/Lawrence Scharfman & Co, CPA, PA
Lawrence Scharfman & Co, CPA, PA

May 7, 2004
Boynton Beach, FL

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


ASSETS
------

CURRENT ASSETS
  Cash                                                                  $     0
                                                                        -------
TOTAL CURRENT ASSETS                                                          0
                                                                        -------

TOTAL ASSETS                                                            $     0
                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES                                                     $     0
                                                                        -------
TOTAL LIABILITIES                                                             0
                                                                        =======
STOCKHOLDERS' EQUITY

Common stock, $0.001 par value,
  25,000,000 shares authorized;
  3,100,000 shares issued and outstanding                               $ 3,100
Additional paid in capital in excess of par                               3,000
Deficit accumulated during development stage                             (6,100)
                                                                        -------
TOTAL STOCKHOLDERS' EQUITY                                                    0
                                                                        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     0
                                                                        =======

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF OPERATIONS

                                  FOR THE                           FOR THE
                               PERIOD FROM                       PERIOD FROM
                              MARCH 6, 2001                     MARCH 6, 2001
                               (INCEPTION)         FOR THE       (INCEPTION)
                                 THROUGH         YEAR ENDED        THROUGH
                           DECEMBER 31, 2003 DECEMBER 31, 2002 DECEMBER 31, 2003
                           ================= ================= =================
INCOME
------
   Income                      $        0        $        0       $        0
                               -----------       -----------      -----------
TOTAL INCOME                            0                 0                0
                               -----------       -----------      -----------

EXPENSES
--------
   Bank Charges                         0               108              220
   Professional Services                0             1,900            5,880
                               -----------       -----------      -----------
TOTAL EXPENSES                          0             2,008            6,100
                               -----------       -----------      -----------

Net Income (Loss)              $        0        $   (2,008)      $   (6,100)
                               ===========       ===========      ===========

NET INCOME (LOSS) PER SHARE    $    (0.00)       $    (0.01)
                               ===========       ===========
Weighted average number of
 common shares outstanding      3,100,000         3,100,000
                               ===========       ===========

    The accompanying notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  COMMON STOCK
                                 $.001 PAR VALUE           ADDITIONAL     RETAINED         TOTAL
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)        EQUITY
                            ---------     ----------      -----------   -----------     -------------
Beginning Balance -
March 6, 2001               2,000,000     $    2,000      $     3,000   $        0      $     5,000

Net (loss)                          0              0                0       (4,092)          (4,092)
                          -----------     ----------      -----------   -----------     ------------
Balance December 31, 2001   2,000,000          2,000            3,000       (4,092)             908

Sale of shares for cash     1,100,000          1,100                0            0            1,100

Net (loss)                          0              0                0       (2,008)          (2,008)
                          -----------     ----------      -----------   -----------     ------------
Balance December 31, 2002   3,100,000          3,100            3,000       (6,100)               0

Net (loss)                          0              0                0            0                0
                          -----------     ----------      -----------   -----------     ------------

Balance December 31, 2003   3,100,000     $    3,100      $     3,000   $   (6,100)     $         0
                          ===========     ==========      ===========   ===========     ============

     The accompany notes are an integral part of these financial statements

                                   SHAVA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                  FOR THE
                                                                                PERIOD FROM
                                                                                MARCH 6, 2001
                                            FOR THE             FOR THE          (INCEPTION)
                                          YEAR ENDED         YEAR ENDED             THROUGH
                                       DECEMBER 31, 2003    DECEMBER 31, 2002  DECEMBER 31, 2003
                                       =================    =================  ================
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
   Net loss                                 $        0         $   (2,008)       $   (6,100)
                                            -----------        -----------       -----------
Net cash flow provided by (used in)
      development activities                         0             (2,008)           (6,100)
                                            -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None                                              0                  0                 0
                                            -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                0              1,100             6,100
                                            -----------        -----------       -----------
Net cash flow provided by financing
  activities                                         0              1,100             6,100
                                            -----------        -----------       -----------

NET INCREASE (DECREASE) IN CASH                      0               (908)                0
                                            -----------        -----------       -----------

BEGINNING OF PERIOD Cash and equivalents             0                908                 0
                                            -----------        -----------       -----------
END OF PERIOD Cash and equivalents          $        0         $        0        $        0
                                            ===========        ===========       ==========


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

NOTE 4 - INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $6,100, expiring $4,092 and $2,008 at December 31, 2021 and 2022, respectively. The amount recorded as a deferred tax asset at December 31, 2003 is approximately $900 which represents the amount of the tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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