Form 10QSB
period 2004-08-31
NATIONAL BUSINESS HOLDINGS INC
filed 2004-10-20
CIK 1138586

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2004

Commission file no.: 000-32563

                        NATIONAL BUSINESS HOLDINGS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                            65-0710392
------------------------------------                  -------------------------
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                              Identification No.)

4878 Ronson Ct., San Diego, CA                                92111
------------------------------------------            -------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (858) 243-2615

Securities registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                      on which registered
         None                                                 None
-----------------------------------               -----------------------------

Securities registered under Section 12(g) of the Act:

                                      None
            --------------------------------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]         No [_]







     As of August 31, 2004, there were 3,484,831 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet...................................................F-2

Consolidated Statement of Operations.........................................F-3

Consolidated Statement of Stockholders' Equity...............................F-4

Consolidated Statement of Cash Flows.........................................F-5

Notes to Consolidated Financial Statement....................................F-6

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet


                                                                                   August 31,        May 31,
                                                                                      2004            2003
                                                                                ---------------- --------------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $          2,000 $        2,000
                                                                                ---------------- --------------
          Total current assets                                                             2,000          2,000
                                                                                ---------------- --------------

OTHER ASSETS
   Goodwill                                                                                7,750          7,750
                                                                                ---------------- --------------
         Total other assets                                                                7,750          7,750
                                                                                ---------------- --------------
Total Assets                                                                    $          9,750 $        9,750
                                                                                ================ ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $              0 $            0
 Demand promissory note                                                                   27,812         27,500
                                                                                ---------------- --------------
          Total current liabilities                                                       27,812         27,500
                                                                                ---------------- --------------
Total Liabilities                                                                         27,812         27,500
                                                                                ---------------- --------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, authorized 25,000,000 shares;
      0 issued and outstanding                                                                 0              0
  Common stock, $0.0001 par value, authorized 300,000,000 shares;
      3,484,831 issued and outstanding, respectively                                         348            348
  Additional paid-in capital                                                           1,606,029      1,606,029
  Accumulated deficit                                                                 (1,624,439)    (1,624,127)
                                                                                ---------------- --------------
          Total stockholders' equity                                                     (18,062)       (17,750)
                                                                                ---------------- --------------
Total Liabilities and  Stockholders' Equity                                     $          9,750 $        9,750
                                                                                ================ ==============






     The accompanying notes are an integral part of the financial statements

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statement of Operations
                          Three Months Ended August 31,
                                   (Unaudited)



                                                                                    2004        2003
                                                                                ------------- ------------
REVENUES                                                                        $           0 $          0

COST OF SALES                                                                               0            0
                                                                                ------------- ------------

     GROSS MARGIN                                                                           0            0

OPERATING EXPENSES
   Salaries                                                                                 0            0
   General and administrative expenses                                                      0            0
   Depreciation                                                                             0            0
                                                                                ------------- ------------

        Total expenses                                                                      0            0
                                                                                ------------- ------------

Loss from operations                                                                        0            0

OTHER INCOME (EXPENSE)
 Interest expense                                                                       (312)            0
 Lawsuit settlement                                                                         0            0
                                                                                ------------- ------------

        Total other income (expense)                                                     (312)           0
                                                                                ------------- ------------

Net loss                                                                        $       (312) $          0
                                                                                ============= ============

Loss per weighted average common share                                          $       (0.01)$      (0.00)
                                                                                ============= ============

Number of weighted average common shares outstanding                                3,484,831    3,100,000
                                                                                ============= ============













     The accompanying notes are an integral part of the financial statements

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                             Deficit
                                                                                           Accumulated
                                                                             Additional    During the         Total
                                                    Number of     Common      Paid-In      Development    Stockholders'
                                                     Shares        Stock      Capital         Stage           Equity
                                                  ------------- ----------- ------------ --------------- ----------------
BEGINNING BALANCE,   November 26, 1996                        0 $         0 $          0 $             0 $              0
Shares issued for services  - $0.001/sh.              1,000,000         100          800               0              900
Net loss                                                      0           0            0            (900)            (900)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, December 31, 1996                            1,000,000         100          800               0                0
Shares issued for cash - $0.05/sh.                    1,000,000         100       49,900               0           50,000
Shares issued for cash - $0.01/sh.                    8,900,000         890       88,110               0           89,000
Net loss                                                      0           0            0        (137,953)        (137,953)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, December 31, 1997                           10,900,000       1,090      138,810        (137,953)           1,047
Shares issued for cash - $1.45/sh.                      325,000          32      472,695               0          472,727
Shares contributed back to company - $0.01/sh.       (3,900,000)       (390)     (38,610)              0          (39,000)
Reverse split - 1 for 20                             (6,938,796)       (694)         694               0                0
Shares issued for cash - $0.20/sh.                    5,000,000         500      999,500               0        1,000,000
Net loss                                                      0           0            0        (434,453)        (434,453)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, December 31, 1998                            5,386,204         538    1,573,089        (572,406)       1,001,221
Net loss                                                      0           0            0        (779,553)        (779,553)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, December 31, 1999                            5,386,204         538    1,573,089      (1,351,959)         221,668
Net loss                                                      0           0            0        (208,764)        (208,764)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, December 31, 2000                            5,386,204         538    1,573,089      (1,560,723)          12,904
Net loss                                                      0           0            0          (6,588)          (6,588)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, December 31, 2001                            5,386,204         538    1,573,089      (1,567,311)           6,316
Net loss                                                      0           0            0         (29,983)         (29,983)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, December 31, 2002                            5,386,204         538    1,573,089      (1,597,294)         (23,667)
Net loss                                                      0           0            0          (3,312)          (3,312)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, December 31, 2003                            5,386,204         538    1,573,089      (1,600,606)         (26,979)
Shares issued for cash - $0.0025/sh.                 10,000,000       1,000       24,000               0           25,000
Reverse split - 1 for 40                            (15,001,373)     (1,500)       1,500               0                0
Shares issued for acquisition                         3,100,000         310        7,440               0            7,750
Net loss                                                      0           0            0         (23,312)         (23,312)
                                                  ------------- ----------- ------------ --------------- ----------------
BALANCE, May 31, 2004                                 3,484,831         348    1,606,029      (1,623,918)         (17,541)
Net loss                                                      0           0            0            (312)            (312)
                                                  ------------- ----------- ------------ --------------- ----------------
ENDING BALANCE, August 31, 2004 (unaudited)           3,484,831 $       348 $  1,606,029 $    (1,624,230)$        (17,853)
                                                  ============= =========== ============ =============== ================






     The accompanying notes are an integral part of the financial statements

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statement of Cash Flows
                          Three Months Ended August 31,
                                   (Unaudited)


                                                                                    2004          2003
                                                                                ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $       (312) $           0
Adjustments to reconcile net loss to net cash used by operating activities:
      None
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                               312              0
                                                                                ------------  -------------
Net cash used by operating activities                                                      0              0
                                                                                ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                     0              0
                                                                                ------------  -------------
Net cash from investment activities                                                        0              0
                                                                                ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                  0              0
   Proceeds from issuance of demand promissory note                                        0              0
                                                                                ------------  -------------
Net cash provided by financing activities                                                  0              0
                                                                                ------------  -------------
Net increase (decrease) in cash                                                            0              0
                                                                                ------------  -------------
CASH, beginning of period                                                              2,000              0
                                                                                ------------  -------------
CASH, end of period                                                             $      2,000  $           0
                                                                                ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $          0  $           0
                                                                                ============  =============
Non-Cash Financing Activities:
  None                                                                          $          0  $           0
                                                                                ============  =============









     The accompanying notes are an integral part of the financial statements

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
               (Information with regard to the three months ended
                     August 31, 2004 and 2003 is unaudited)

(1)  Summary of Significant Accounting Principles
     The Company National Business Holdings, Inc., (f/k/a Mecaserto, Inc.), (the Company) is a Florida chartered corporation which conducts business from its headquarters in San Diego, California. The Company was incorporated on November 26, 1996 and had elected May 31 as its fiscal year end. The Company is seeking to develop two lending and financing businesses. In May 2004, the Company changed its name to National Business Holdings, Inc., increased its authorized common stock to 300,000,000 and its preferred stock to 25,000,000 shares. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

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

     e) Subsidiaries In June 2004, the Company formed a new wholly owned subsidiary in Florida, National Business Investors, Inc. With headquarters in Falls Church, Virginia and San Diego, California. This subsidiary is entering the business lending and financing arena as well as considering other financial related lines of business.

     f) Interim financial information The financial statements for the three months ended August 31, 2004 and 2003, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2)  Stockholders'  Equity The  Company  has  authorized  300,000,000  shares of
     $0.0001 par value common stock, and 25,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 3,484,831 shares of common stock issued and outstanding at August 31, 2004. The Company had issued none of its shares of preferred stock at March 31, 2004.

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(2) Stockholders' Equity, (continued) In November 1996, the Company issued 1,000,000 shares of common stock to its founders for services rendered in connection with the organization of the Company, valued at $0.01 or $900. In May 1997, the Company issued 8,900,000 shares of common stock for $89,000 in cash, or $0.01 per share. In January 1998, the Company issued 275,000 shares of common stock for $400,000 in cash, or $1.45 per share. In February 1998, the Company issued 50,000 shares of common stock for $72,727 in cash, or $1.45 per share. In September 1998, 3,900,000 shares that had been purchased for $39,000 were contributed back to the Company. In October 1998 the Company retired 6,938,796 shares as a result of a 1 for 20 reverse split of the stock. In December 1998, the Company issued 5,000,000 shares of common stock for $1,000,000 in cash, or $0.20 per share.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,624,000 expiring beginning December 31, 2012.

     The amount recorded as deferred tax asset as of August 31, 2004 is approximately $568,000 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had no revenues for the three months ended August 31, 2004 and 2003, respectively.

For the three months ended August 31, 2004, the Company accrued interest expense of $312.

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

Liquidity and Capital Resources

At August 31, 2004 and 2003, respectively, the Company had a working capital deficit of approximately $25,800 and $25,500.

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

Net Operating Losses

The Company has net operating loss carryforwards of $1,624,400, expiring beginning December 31, 2012. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Plan of Operation

If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.

Forward-Looking Statements

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  CONTROLS AND PROCEDURES.

As of August 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the
Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2004.

                                    PART II

Item 1.           Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None.


Item 3. Defaults in Senior Securities

         None


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information

         None


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
31.1      *     Section 302 Certification pursuant to 18 U.S.C. 1350.

32.1      *     Section 906 Certification pursuant to 18 U.S.C. 1350.
-------------
* Filed herewith


     (b) Reports on Form 8-K were filed on June 9, 2004 and July 16, 2004.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                        National Business Holdings, Inc.

Dated: October 20, 2004             By:      /s/Roger E. Pawson
                                        ---------------------------
                                        Roger E. Pawson
                                        Chief Executive Officer,
                                        Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.




Dated: October 20, 2004             By:      /s/Roger E. Pawson
                                        ---------------------------
                                        Roger E. Pawson
                                        Chief Executive Officer,
                                        Chief Financial Officer