Form 10QSB
period 2004-11-30
NATIONAL BUSINESS HOLDINGS INC
filed 2004-12-23
CIK 1138586

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2004

Commission file no.: 000-32563

                        NATIONAL BUSINESS HOLDINGS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                          65-0710392
------------------------------------                  --------------------------
(State or other jurisdiction of                       (I.R.S.Employer
   incorporation or organization)                          Identification No.)

4878 Ronson Ct., San Diego, CA                                  92111
---------------------------------------               --------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (858) 243-2615

Securities registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                      on which registered

           None                                           None
-----------------------------------                   --------------------------

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

         Yes [X] No [_]




     As of November 30, 2004, there were 32,284,831 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statement of Stockholders' Equity...............................F-4

Consolidated Statement of Cash Flows.........................................F-5

Notes to Consolidated Financial Statement....................................F-6

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet

                                                               November 30,
                                                                   2004             May 31, 2003
                                                           -------------------  --------------------
                                                               (unaudited)
                        ASSETS
CURRENT ASSETS
  Cash                                                     $             2,000  $              2,000
                                                           -------------------  --------------------

          Total current assets                                           2,000                 2,000
                                                           -------------------  --------------------

OTHER ASSETS
   Goodwill                                                              7,750                 7,750
                                                           -------------------  --------------------

         Total other assets                                              7,750                 7,750
                                                           -------------------  --------------------

Total Assets                                               $             9,750  $              9,750
                                                           ===================  ====================

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $                 0  $                  0
 Demand promissory note                                                 18,124                27,500
                                                           -------------------  --------------------

          Total current liabilities                                     18,124                27,500
                                                           -------------------  --------------------

Total Liabilities                                                       18,124                27,500
                                                           -------------------  --------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, authorized
      25,000,000 shares; 0 issued and outstanding                          0                     0
  Common stock, $0.0001 par value, authorized
      300,000,000 shares; 32,284,831and 3,484,831
      issued and outstanding, respectively                               3,228                   348
  Additional paid-in capital                                         1,631,949             1,606,029
  Accumulated deficit                                               (1,643,551)           (1,624,127)
                                                           -------------------  --------------------

          Total stockholders' equity                                    (8,374)              (17,750)
                                                           -------------------  --------------------

Total Liabilities and  Stockholders' Equity                $             9,750  $              9,750
                                                           ===================  ====================






     The accompanying notes are an integral part of the financial statements

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                          Three Months      Three Months      Six Months      Six Months
                                                              Ended            Ended            Ended           Ended
                                                           November 30,     November 30,     November 30,    November 30,
                                                              2004              2003             2004            2003
                                                        ---------------- ----------------- --------------- ---------------
REVENUES                                                $              0 $               0 $             0 $             0

COST OF SALES                                                          0                 0               0               0
                                                        ---------------- ----------------- --------------- ---------------

     GROSS MARGIN                                                      0                 0               0               0

OPERATING EXPENSES
   Salaries                                                       18,800                 0          18,800               0
   General and administrative expenses                                 0                 0               0               0
   Depreciation                                                        0                 0               0               0
                                                        ---------------- ----------------- --------------- ---------------

        Total expenses                                            18,800                 0          18,800               0
                                                        ---------------- ----------------- --------------- ---------------

Loss from operations                                             (18,800)                0         (18,800)              0

OTHER INCOME (EXPENSE)
 Interest expense                                                   (312)             (312)           (624)           (624)
 Lawsuit settlement                                                    0                 0               0               0
                                                        ---------------- ----------------- --------------- ---------------

        Total other income (expense)                                (312)             (312)           (624)           (624)
                                                        ---------------- ----------------- --------------- ---------------

Net loss                                                $        (19,112)$            (312)$       (19,424)$          (624)
                                                        ================ ================= =============== ===============

Loss per weighted average common share                  $          (0.01)$           (0.01)$         (0.01)$         (0.01)
                                                        ================ ================= =============== ===============

Number of weighted average common shares
outstanding                                                   30,087,029         3,100,000      24,285,810       3,100,000
                                                        ================ ================= =============== ===============









     The accompanying notes are an integral part of the financial statements

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                            Deficit
                                                                                          Accumulated
                                                                            Additional     During the        Total
                                                Number of      Common        Paid-In      Development    Stockholders'
                                                  Shares        Stock        Capital         Stage          Equity
                                               ------------ ----------- --------------  --------------  --------------
BEGINNING BALANCE,   November 26, 1996                    0 $         0 $            0  $            0  $            0
Shares issued for services  - $0.001/sh.          1,000,000         100            800               0             900
Net loss                                                  0           0              0            (900)           (900)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, December 31, 1996                        1,000,000         100            800               0               0
Shares issued for cash - $0.05/sh.                1,000,000         100         49,900               0          50,000
Shares issued for cash - $0.01/sh.                8,900,000         890         88,110               0          89,000
Net loss                                                  0           0              0        (137,953)       (137,953)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, December 31, 1997                       10,900,000       1,090        138,810        (137,953)          1,047
Shares issued for cash - $1.45/sh.                  325,000          32        472,695               0         472,727
Shares contributed back to company - $0.01/sh.   (3,900,000)       (390)       (38,610)              0         (39,000)
Reverse split - 1 for 20                         (6,938,796)       (694)           694               0               0
Shares issued for cash - $0.20/sh.                5,000,000         500        999,500               0       1,000,000
Net loss                                                  0           0              0        (434,453)       (434,453)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, December 31, 1998                        5,386,204         538      1,573,089        (572,406)      1,001,221
Net loss                                                  0           0              0        (779,553)       (779,553)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, December 31, 1999                        5,386,204         538      1,573,089      (1,351,959)        221,668
Net loss                                                  0           0              0        (208,764)       (208,764)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, December 31, 2000                        5,386,204         538      1,573,089      (1,560,723)         12,904
Net loss                                                  0           0              0          (6,588)         (6,588)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, December 31, 2001                        5,386,204         538      1,573,089      (1,567,311)          6,316
Net loss                                                  0           0              0         (29,983)        (29,983)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, December 31, 2002                        5,386,204         538      1,573,089      (1,597,294)        (23,667)
Net loss                                                  0           0              0          (3,312)         (3,312)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, December 31, 2003                        5,386,204         538      1,573,089      (1,600,606)        (26,979)
Shares issued for cash - $0.0025/sh.             10,000,000       1,000         24,000               0          25,000
Reverse split - 1 for 40                        (15,001,373)     (1,500)         1,500               0               0
Shares issued for acquisition                     3,100,000         310          7,440               0           7,750
Net loss                                                  0           0              0         (23,521)        (23,521)
                                               ------------ ----------- --------------  --------------  --------------
BALANCE, May 31, 2004                             3,484,831         348      1,606,029      (1,624,127)        (17,750)
Shares issued for debt conversion                10,000,000       1,000          9,000               0          10,000
Shares issued for services                       18,800,000       1,880         16,920               0          18,800
Net loss                                                  0           0              0         (19,424)        (19,424)
                                               ------------ ----------- --------------  --------------  --------------
ENDING BALANCE, November 30, 2004
(unaudited)                                      32,284,831 $     3,228 $    1,631,949  $   (1,643,551) $       (8,374)
                                               ============ =========== ==============  ==============  ==============






     The accompanying notes are an integral part of the financial statements

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                      Consolidated Statement of Cash Flows
                          Six Months Ended November 30,
                                   (Unaudited)


                                                                                     2004             2003
                                                                                --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $      (19,424) $           (624)
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services 18,800 Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                 624               624
                                                                                --------------  ----------------
Net cash used by operating activities                                                        0                 0
                                                                                --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                       0                 0
                                                                                --------------  ----------------
Net cash from investment activities                                                          0                 0
                                                                                --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                    0                 0
   Proceeds from issuance of demand promissory note                                          0                 0
                                                                                --------------  ----------------
Net cash provided by financing activities                                                    0                 0
                                                                                --------------  ----------------
Net increase (decrease) in cash                                                              0                 0
                                                                                --------------  ----------------
CASH, beginning of period                                                                2,000                 0
                                                                                --------------  ----------------
CASH, end of period                                                             $        2,000  $              0
                                                                                ==============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $            0  $              0
                                                                                ==============  ================
Non-Cash Financing Activities:
  None                                                                          $            0  $              0
                                                                                ==============  ================









     The accompanying notes are an integral part of the financial statements

                        National Business Holdings, Inc.
                             (f/k/a Mecaserto, Inc.)
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months
                 ended November 30, 2004 and 2003 is unaudited)


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

     f) INTERIM FINANCIAL INFORMATION The financial statements for the six months ended November 30, 2004 and 2003, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

(2) STOCKHOLDERS' EQUITY, (continued) 1998, the Company issued 50,000 shares of common stock for $72,727 in cash, or $1.45 per share. In September 1998, 3,900,000 shares that had been purchased for $39,000 were contributed back to the Company. In October 1998 the Company retired 6,938,796 shares as a result of a 1 for 20 reverse split of the stock. In December 1998, the Company issued 5,000,000 shares of common stock for $1,000,000 in cash, or $0.20 per share.

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

     In September 2004, the Company issued 10,000,000 shares of common stock to convert $10,000 of its then outstanding convertible debt, or $0.001 per share. In September 2004, the Company issued 18,800,000 shares of common stock to its sole officer for services valued at $18,800, or $0.001 per share.

(3) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $1,643,000 expiring beginning December 31, 2012.

     The amount recorded as deferred tax asset as of November 30, 2004 is approximately $570,000 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The Company had no revenues for the three and six months ended November 30, 2004 and 2003, respectively.

     For the three and six months ended November 30, 2004, the Company accrued interest expense of $312 and $624, respectively. During the second quarter ended November 30, 2004 the Company issued 18,800,000 shares of common stock valued at $18,800, or $0.001 per share, for services provided by its sole officer.

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

Liquidity and Capital Resources

     At November 30, 2004 and 2003, respectively, the Company had a working capital deficit of approximately $16,100 and $25,500. During the second quarter ended November 30, 2004 the Company issued 10,000,000 shares of common stock valued at $10,000, or $0.001 per share, to convert $10,000 of its convertible debt.

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

Net Operating Losses

     The Company has net operating loss carryforwards of $1,643,600, expiring beginning December 31, 2012. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

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

Item 3. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



                                     PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


Item 2. Changes in Securities and Use of Proceeds

     In September 2004, the Company issued 10,000,000 shares of common stock to convert $10,000 of its then outstanding convertible debt, or $0.001 per share. In September 2004, the Company issued 18,800,000 shares of common stock to its sole officer for services valued at $18,800, or $0.001 per share.


Item 3. Defaults in Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending November 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
2.2        *   Share  Exchange   Agreement  between  Shava,  Inc.  and  National
               Business Holdings, Inc. dated May 28, 2004.

3(i).1     *   Articles of Incorporation of National Business Holdings, Inc.

3(ii).1    *   Bylaws of National Business Holdings, Inc.

31.1           Certification  pursuant to Section 302 of  Sarbanes-Oxley  Act of
               2002.

32.1           Certification  pursuant to Section 906 of  Sarbanes-Oxley  Act of
               2002.
--------------------
* Previously filed

     (b) Reports on Form 8-K were filed on June 9, 2004 and July 16, 2004.

                                   SIGNATURES


     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        National Business Holdings, Inc.


Dated: December  22, 2004

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


Dated: December  22, 2004

                                   By: /s/Roger E. Pawson
                                        ---------------------------
                                        Roger E. Pawson
                                        Chief Executive Officer,
                                        Chief Financial Officer