Form 10KSB
period 2004-12-31
UNION DENTAL HOLDINGS, INC.
filed 2005-05-10
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to___________

Commission file number: 000-26703

                           Union Dental Holdings, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


       Florida                                                   65-0710392
-------------------------------------           --------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                       Identification No.)


  1700 University Drive, Suite 200
      Coral Springs, Florida                                 33071
-------------------------------------           --------------------------------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number: (954) 575-2252


Securities registered pursuant to Section 12(b) of the Exchange Act:  None


Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, Par Value $0.001 Per Share

     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes |_| No |X|



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|



     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|



     State issuer's revenues for its most recent fiscal year ended December 31, 2004: $1,931,570.



     Of the 29,510,585 shares of voting stock of the registrant issued and outstanding as of April 25, 2005, approximately 1,016,231 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on April 25, 2005 was:
$121,947.



                       DOCUMENTS INCORPORATED BY REFERENCE

     Form 8-K filed on March 31, 2005 Form 8-K filed on February 24, 2005 Form 8-K/A filed on February 4, 2005 Form 8-K filed on January 4, 2005



Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

     (a) Business Development. National Business Holdings, Inc., a Florida corporation, was incorporated on November 26, 1996 as Stirus Research & Development, Inc. We were originally in the business of development and sales distribution of medical devices. We later changed our name to Mecaserto, Inc. on November 9, 1998, when we acquired a French subsidiary, Mecaserto, S.A., whose business was the manufacture and sale of a medical imaging device.

     On or about May 1, 2002, Pieter Durand, our former officer and director, loaned us $25,000 to support our working capital requirements. This indebtedness was evidenced by a Convertible Note, convertible into our Common Stock at the election of the holder. Pursuant to the December 27, 2004 Reorganization Agreement, this debt has been canceled.

     On or about May 5, 2003, our French subsidiary faced liquidation in a French court and we relinquished our ownership interest in this subsidiary to our French shareholders in exchange for such holders' agreement to assume the debts and liabilities of the French subsidiary. Since the conclusion of this transaction and prior to our reorganization with Union Dental Corp and Direct Dental Services on December 27, 2004, we had no assets, liabilities or business operations except our Convertible Note indebtedness and miscellaneous payables.

     On or about February 2, 2004, we accepted a subscription from Gala Enterprises Ltd. for 10,000,000 shares of our restricted, unregistered common stock for cash proceeds of $25,000 in order to support our short-term working capital requirements. We relied upon Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and Rule 506 of Regulation D promulgated thereunder. This transaction did not involve a public offering and was exempt from registration under the Securities Act. No underwriters were used in connection with this transaction.

     On February 2, 2004, Pieter Durand, the principal of Gala Enterprises Ltd., was appointed to serve as a member of our Board of Directors until the next meeting of the shareholders in which directors are elected. Subsequently, on February 6, 2004, Dennis Rault, our former sole officer and director, tendered his resignation, leaving Mr. Durand as our sole officer and director.

     On May 4, 2004, our Board of Directors ratified and accepted and the majority shareholders approved by written consent an Amended and Restated Articles of Amendment to the Articles of Incorporation, filed with the State of Florida on May 11, 2004, changing our name from Mecaserto, Inc. to National Business Holdings, Inc. Our Restated Articles of Incorporation allow us to issue up to 300,000,000 shares of common stock, par value of $.001, of which 29,510,585 shares are issued and outstanding at the present time. The Restated Articles of Incorporation also allow us to issue up to 25,000,000 shares, $0.0001 par value, of preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors without shareholder approval, of which 1,000,000 shares are issued and outstanding at the present time.

     On May 10, 2004, our Board of Directors ratified and accepted and a majority of shareholders approved by written consent a subdivision of the issued and outstanding common stock of the Company (a reverse split) at a ratio of one
(1) share for each forty (40) shares of common stock issued and outstanding, effective May 24, 2004.

     On May 28, 2004, we entered into a Share Exchange Agreement with Shava, Inc. ("Shava"), whereby we acquired one hundred percent (100%) of all the outstanding shares of common stock ("Shava Common Stock") of Shava from Roger E. Pawson, Shava's sole officer, director and shareholder, in exchange for 3,100,000 post-reverse split shares of our common stock in order to effect a reverse acquisition of Shava. As a part of the transaction, the Company changed its fiscal year end from December 31 to May 31. We filed a Form 10-KSB for the transition period from January 1, 2004 to May 31, 2004 in accordance with the Securities Exchange Act of 1934.

     After the May 28, 2004 change in control, we decided to initiate a new business plan of lending and investing. In June 2004, we formed a new wholly owned subsidiary in Florida, National Business Investors, Inc. with headquarters in Falls Church, Virginia and San Diego, California. This subsidiary has not conducted any business to date.

     On December 27, 2004, we entered into a Share Exchange and Reorganization Agreement ("Reorganization") with both Union Dental Corp, a Florida corporation ("UDC") and Direct Dental Services, Inc., a Florida corporation ("DDS") whereby UDC and DDS became wholly-owned subsidiaries of us in exchange for an aggregate of 17,500,000 shares of our common stock and 1,000,000 shares of our preferred stock with each share of preferred stock providing voting rights equal to 15 shares of our common stock. In addition, we agreed to recognize the 3,452,250 issued and outstanding options to purchase UDC common stock as options to purchase our common stock. Pursuant to the Reorganization Agreement, 22,287,977 shares of our common stock were canceled.

     Effective October 15, 2004, UDC acquired substantially all of the assets (except the patient list) of George D. Green D.D.S., P.A. in Coral Springs, Florida. Pursuant to this Asset Purchase Agreement, the aggregate purchase price payable by UDC for these assets was One Million Dollars ($ 1,000,000.00) , payable pursuant to a Promissory Note (the "PA Note") in the amount of One Million Dollars ($1,000,000.00) with interest thereon of five percent (5%) per annum, and which note shall be payable in ten (10) equal yearly installments.

     DDS operates a network of duly licensed dental providers (the "Dental Referral") who provide dental services through the network to union members in accordance with arrangements between DDS and various unions. Pursuant to the Stock Purchase Agreement, on August 14, 2000, Dr. Green acquired two hundred fifty (250) shares of common stock of DDS from Melvyn Greenstein, DDS and Irene Greenstein, the initial shareholders and Sellers (collectively the "Greensteins"), for the purchase price of One Million Eight Hundred Fifty Thousand Dollars ($1,850,000.00) (1st DDS Purchase Price"). The 1st DDS Purchase Price was payable as follows: One Million Four Hundred Fifty Thousand Dollars ($1,450,000.00) at closing and a promissory note of Four Hundred Thousand Dollars ($400,000.00). On December 31, 2003, Dr. Green acquired the remaining two hundred fifty (250) shares of common stock of DDS from the Greensteins for the purchase price of Eight Hundred Fifty Thousand Dollars ($850,000.00) (2nd DDS Purchase Price"). As a result of the 1st DDS Purchase Price and the 2nd DDS Purchase Price, Dr. Green owned of record and beneficially all of the issued and outstanding common stock of DDS, consisting of five hundred (500) shares of DDS.

     On January 11, 2005, we amended our Articles of Incorporation to change our name from National Business Holdings, Inc. to Union Dental Holdings, Inc. On February 8, 2005, we further amended our Articles of Incorporation to issue 1,000,000 shares of preferred stock with each share of preferred stock providing voting rights equal to 15 shares of our common stock to Dr. Green.

     Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "Union" include both Union Dental Holdings, Inc., a Florida corporation and our wholly owned subsidiaries, Union Dental Corp., a Florida corporation, Direct Dental Services, Inc., a Florida corporation. Our principal place of business is 1700 University Drive, Suite 200, Coral Springs, Florida 33071, and our telephone number at that address is (954) 575-2252.

     (b) Business of the Company. During the fiscal year ended December 31, 2004, we operated two business lines: operating a network of duly licensed dental providers to a network of union members through DDS and managing a dental practice through UDC.


DIRECT DENTAL SERVICES, INC.
     Direct Dental Services, Inc. ("DDS") is a Florida corporation that operates a network of duly licensed dental providers (the "Dental Referral") who provide dental services through the network to union members in accordance with arrangements between DDS and various labor unions. DDS is not limited as to the type of labor union which DDS may solicit. DDS charges a annual management services fee to the participating dentists to practice in an "area of exclusivity" for union members. DDS currently has exclusive contracts with local unions, such as Communications Workers of America ("CWA"), International Brotherhood of Electrical Workers ("IBEW") and General Electric's International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America ("IUE-CWA").

     Members  of  the  Dental  Network  are  assigned   "areas  of  exclusivity"
established by DDS which grants the Dental Network provider primary responsibility to provide for the general dentistry and specialist services required by covered union members. DDS's Network dentists accept as payment in full for covered services the scheduled amount payable by the applicable union sponsored dental benefit plan together with a relatively small co-payment from the covered union member. The copayment to be paid by the union member is generally substantially lower than the scheduled copayment set forth in the applicable dental benefit plan, resulting in significant savings to the union member.

EXCLUSIVE AGREEMENTS
     DDS selects certain dentists in selected geographical areas to represent DDS. The dentist enters into an exclusive agreement with DDS for an annual management services fee which range from $3,000 to $6,000, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Currently, areas of specialties include: (1) General Dentistry (2) Orthodontics
(3) Periodontics (4) Pedodontics (5) Endodontics (6) Prosthodontics (7) Oral & Maxillofacial Surgery, (8) Implants and (9) TMJ.

     DDS enters into contracts with labor unions to be the exclusive provider of dental services to its memberships under existing dental benefit plans. Presently, DDS has a contract with the CWA covering its members in 19 states, including employees of AT&T, Lucent, Verizon, Bell South, Cingular and SBC/Pactell. We also entered into agreements with the International Brotherhood of Electrical Workers Local #824 in Tampa, Florida and Local # 728 in Ft. Lauderdale, FL and General Electric's International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America Local 761 in Louisville, Kentucky. We intend to pursue other labor unions as part of our expansion program.

DENTAL NETWORK
     The Dental Network currently consists of approximately 300 licensed dentists located in 13 states. The territory served by the Dental Network is divided into geographic areas using a predetermined formula that allocated approximately one general dentist to approximately 1,100-1,200 insured union employees which includes their immediate family members. Exclusive areas for specialists were allocated approximately 6,000-8,000 insured union employees, which includes their immediate family members, per specialist. Each member of the Dental Network enters into an annual network provider agreement with DDS for his or her respective Exclusive Area. Consideration paid by the Dental Network member is determined based upon the size of the Exclusive Area and the number of specialties covered under the respective member's contract.

UNION DENTAL CORP.
     Union Dental Corp., ("UDC") is a Florida corporation that has acquired the assets (minus the client list) of Dr. George D. Green, P.A. effective October 15, 2004.

DENTAL PRACTICE
     The Company, in addition to sales and marketing of the "areas of exclusivity", manages a dental practice in Coral Springs, Florida where its subsidiary, UDC, utilizes the services of 12 individuals pursuant to a management agreement with Dr. George D. Green, DDS, P.A. The Coral Springs office is comprised of a licensed dentist, a licensed associate dentist,two hygienists, four nurses, two office managers, a union dental insurance specialist and a union dental administrative director.


ACQUISITION OF ADDITIONAL PRACTICES
     We intend to acquire existing dental practices in selected geographical areas throughout the United States to further expand our base of operations by providing additional locations for the benefit of union members. This expansion will be accomplished by having the licensed dentist train at the corporate headquarters prior to being placed into the newly acquired dental practices. After a period of time the dentist will be evaluated in his/her management skills and operating procedures. At that time, we intend to allow these dentists to purchase the existing dental practice from us, after the completion of a transition period. We intend to finance the acquired business when it is sold to the new dentist. We believe this will allow us to expand our network of exclusive areas in a timely manner.

                               MARKETING AND SALES

BROCHURES AND POSTERS
     The union itself is a viable component of our marketing strategy. We anticipate that the respective unions will be extremely helpful with promoting the dental benefits provided to their members. Currently, although we pay all the costs associated with the printing, distribution and mailing of the brochures, the individual unions are responsible for mailing all pamphlets and other literature designed and produced by us. We will also design and distribute poster boards to be placed in heavily frequented areas within the employer's offices, factories or lunchrooms. These poster boards contain brochures which provide information about the union's dental coverage and list the Dental Network members in their respective geographical area. We pay for the printing and mailing of the brochures and poster boards.

SEMINARS
     We intend to hold seminars where prospective Network members can learn about us and the benefits of Dental Network membership. Prospective members will have the opportunity to meet with current network members and other prospective members.

WEB SITE DEVELOPMENT
     We developed a website for use in the expansion of our Dental Network. Our website will be used as an informative site, and dental directory, for union patients who are in need of the services offered by the dentists in the network and to locate a network dentist. The website provides patients with information about each member of the Dental Network to better inform the patient of the doctor's professional credentials. The web site will also be used to establish a direct link between the patient and the doctor. We believe this approach will enhance the dentist-patient relationship, improve patient loyalty, and increase utilization of dental services. We have two websites located at www.uniondental.com and www.uniondentalcorp.com respectively. To date, several unions have hyperlinked their website to our website in order to avail their members more access to the dental benefits offered to them and current information of dental providers in the network.

     We presently derive our sales from the following: (1) sales of the "Areas of Exclusivity" in the selected geographical areas to dentists who provide dental services to the union employees in those specific areas; (2) operating a dental practice at its corporate headquarters located in Coral Springs, Florida, and (3) consulting services offered to CWA and other unions during contract negotiations with employers on an as-needed basis.

     Subsequent Events. Pursuant to the December 28, 2004 reorganization transaction, on March 30, 2005, our Board of Directors elected to change our fiscal year-end from May 31 to December 31. See 8-K filed on March 30, 2005.


COMPETITIVE BUSINESS CONDITIONS
     The fields of dental practice and dental network participation with unions are highly competitive. We compete with a number of businesses that provide the same or similar services. Many of these competitors have a longer operating history, greater financial resources, and provide other services to insurance companies that we do not provide. Principal competitors include national firms, as well as many regional firms. We believe that quality of service, high caliber dental services, proper pricing and range of services offered are the principal factors that will enable us to compete effectively.

GOVERNMENT REGULATIONS
     As a participant in the health care industry, our operations are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. We also are subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws and will be able to maintain compliant in an ever increasing regulatory environment.

Costs and Effects of Compliance with Environmental Laws.
     Some of the services provided by the Company will produce byproducts or waste, the disposal of which is regulated by Federal or State guidelines. The Company is aware of the requirements of these regulating agencies and has taken steps to ensure compliance with the legal requirements.

EMPLOYEES
     As of April 13, 2005, the Company does not have any employees. However, the Company utilizes the services of 17 individuals that are employed through UDC, as a management company, to Dr. George D. Green, DDS, P.A. We anticipate hiring either directly or through the management company additional employees over the next twelve months if we are successful in implementing our plan of operations.

AVAILABLE INFORMATION
     Information   regarding  the  Company's  annual  reports  on  Form  10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. We will also supply this information to any shareholder requesting copies of any of the foregoing free of charge. Shareholders should contact our office at (954) 575-2252 if they desire copies of any of our filings with the Securities and Exchange Commission.

                                  RISK FACTORS

     You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS
     The Company lacks meaningful operating history and will require substantial capital if it is to be successful. The Company has a limited operating history in connection with its network provider business ("DDS") upon which an evaluation of its future success or failure can be made. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and execute exclusive contracts with the unions and (ii) raise the necessary capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives.

     The Company needs to raise substantial funds in order to implement its business plan in the foreseeable future. The Company presently does not have sufficient revenues and profits required to acquire dental practices and to expand its network provider businesses. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make their acquisitions and expansions. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects. The Company's success is dependent upon a limited number of people.

     The ability to implement the Company's business plan is dependent upon the efforts of its President, Dr. George D. Green. The loss of his services could have a material adverse affect on the Company. The Company's business will be harmed if it is unable to manage growth.

     The Company's business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls. The Company will need to expand, train and manage its employee base. No assurances can be given that the Company will be able to timely and effectively meet such demands. The issuance of shares through our stock compensation and incentive plans may dilute the value of existing shareholders.

     We have used and anticipate continuing to use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price.

We have not voluntarily implemented various corporate governance measures in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

     Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent take-over, which may not be in the best interest of our stockholders.

     Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects , which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 25,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 1,000,000 shares of Class A Preferred Stock are issued and outstanding as of April 13, 2005. Each share of Class A Preferred shall have 15 votes per share. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

     While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Risks Related to the Company's Common Stock

The Company does not expect to pay dividends in the foreseeable future.

     The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

     Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

Although publicly traded, the Company's common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

     Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.


ITEM 2. DESCRIPTION OF PROPERTY

     As a result of the Reorganization, our offices are located at 1700 University Drive, Suite 200, Coral Springs, Florida 33071. We have entered into a month-to-month lease for suite 304 and have been in suite 200 since 1997 and this lease expires in June 2005. Suite 304 consists of approximately 1,100 square feet of office space and suite 200 consists of approximately 2,200 square feet of professional dental practice space. Our rent for suites 304 and 200 are $1,550 and $2,167 per month respectively, which rate will remain the same throughout the remainder of the Lease. We believe that the foregoing space is adequate to meet our current and planned operations.


ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2004, covered by this report.



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     a) Market Information. The Company's common stock began trading on the Over-the-Counter Bulletin Board (the "OTCBB") on October 6, 2004. Prior thereto, our stock was traded on the Pink Sheets. Our current stock symbol is "UDHI.OB". The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTCBB. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Prices set forth below have been adjusted to give effect to the one for forty reverse stock split which was approved by the stockholders on May 10, 2004.

     Year 2003- There was no market for our common stock.

                  Year 2004                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.0            $.0
                  Second Quarter             .01            .01
                  Third Quarter              .02            .01
                  Fourth Quarter             .55            .02

                  Year 2005                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.74           $.17
                  Second Quarter
                    (Through May 6, 2005)    .18            .08

Transfer Agent
     Our transfer agent is Interwest Transfer Co., Inc., 1981 East Murray Holiday Road, Suite 100, Salt Lake City, UT 84117. Their telephone number is
(801) 272-9294.

     (b) Holders. As of April 14, 2005, there were 427 shareholders of record of our common stock.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

                                 Number of securities   Weighted-average     Number of securities
                                  to be issued upon     exercise price of   remaining available for
                                   the exercise of        outstanding       future issuance under
                                  outstanding options,  options, warrants  equity compensation plans
                                  warrants and rights     and rights (b)     (excluding securities
                                         (a)                                 reflected in column
                                                                                     (a)(c))
                                  -------------------   -----------------   ------------------------
Equity compensation plans
 approved by securities holders        3,262,000               $0.54               1,727,000
Equity compensation plans not
 approved by securities holders                0               $0.0                        -
                                  ------------------------------------------------------------------
                       TOTAL           3,262,000               $0.54               1,727,000

Recent  Sales of Unregistered Securities.
     During February 2004, we issued 1 million shares of our common stock (250,000 post split) to a group of investors for $25,000 cash. The sale of the securities was exempt from registration under Section 4(2)of the Securities Act of 1933, as amended. The transaction did not include a public distribution or offering.

     During April 2004 through December 2004, we conducted a private placement offering of our securities whereby we received proceeds in the amount of $417,006 pursuant to promissory notes that were subsequently converted into 913,939 shares of our restricted common stock. The debt was converted into our common stock at $.50 per share as of the Reorganization and such conversion included accrued interest of $39,963. This transaction was exempt from registration claimed under section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares were sold through the company's officers and directors to a total of 21 investors. The transaction did not include a public distribution or offering.

     During July 2004, UDC agreed to issue 100,000 shares of its common stock to The Bulletin Board Productions, LLC in exchange for consulting services that included video production and advertising services valued at $10,500 plus total production and media costs of $39,500, representing an aggregate value of $50,000. On the transaction date, UDC's common stock had no reliable market value. UDC valued the shares issued by the value of the marketing expenditure at $.50 per share. As a result, the Company recognized a stock-based compensation expense totaling $50,000 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of UDC so as to receive all material information regarding UDC that the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

     During October 2004, the Company issued 18,800,000 shares of its common stock to Roger Pawson for services rendered as our former sole officer and director. As a result, the Company recognized a stock-based compensation expense totaling $18,800 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering. These shares were subsequently cancelled as part of the Reorganization.

     During October 2004, the Company issued 10,000,000 shares of its common stock to various note holders upon the conversion of convertible notes payable in the amount of $27,500. This transaction was exempt from registration claimed under section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares were sold through the company's officers and directors. The transaction did not include a public distribution or offering.

     On December 27, 2004 we entered into a share exhchange and reorganization agreement where by we issued 17,500,000 shares of our common stock and one million shares of our preferred stock to our principal shareholder, Dr. George Green as part of the Reorganization Agreement. This transaction was exempt from registration claimed under Section 4(2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Operations
     This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our customers or us. Many of such risk factors are beyond the control of the Company and its management.

Plan of Operations
     We operate our business through our two wholly owned subsidiaries, Direct Dental Services, Inc. ("DDS") and Union Dental Corp. ("UDC"). DDS operates a network of duly licensed dental providers. Members of the dental network pay an annual management service fee for the right to be a member of the dental network. UDC operates a dental practice in Coral Springs, Florida. The Company intends to expand its network of dental providers. The Company may also expand and offer participating unions other professional services such as chiropractic and eye glass. The Company may also acquire additional dental practices which the Company believes application of its Dental Practice Management Model will improve operating performance.

     Management's current focus is the expansion of its dental network. We intend to expand in existing markets primarily by enhancing the operating performance of our existing office, by acquiring dental practices, by adding union contracts in states where we currently do not have union contracts and by developing dental network union contracts with other unions. At this time it is not possible to project what income or expenses will result from the expansion of these services.

     We have recently adopted a code of conduct for the operations of our business. We believe that this code of conduct will promote our business dealings with the public in general, govern the activities of our officers and employees with respect to safeguarding corporate assets and dealing fairly with our shareholders.

                              Results of Operations

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues
     For the year ended December 31, 2004 as compared to December 31, 2003 we generated revenue of $1,931,570 as compared to $2,016,408. The decrease in revenues was as a result of management focusing its attention on negotiating, structuring and implementing the reverse merger with National Business Holdings, Inc.

Net Income
     Our net income for 2004 was $4,989 as compared to $762,168 in the prior year. The significant decrease in net income is primarily attributable to an increase in general and administrative expenses from $624,723 to $1,100,490, an interest expense of $40,587 and an increase in advertising from $35,506 to $68,588. Many of the additional general and administrative were the result of increased marketing expenses for DDS and consulting and professional fees incurred as a result of the Reorganization during the fourth quarter of 2004. We also incurred non-cash expenditures of approximately $111,763, which includes $71,800 for shares issued for services rendered and $39,963 for stock issued in lieu of payment of an interest expense. We recorded $0.00 in income per share for 2004 as compared to $762.17 per share in 2003. The significant decline in income per share is due to the increased number of outstanding shares (from 1,000 to 29,473,585), which is primarily attributable to the Reorganization.

Compensation
     During the year ended December 31, 2004 and 2003, the Company incurred $692,099 and $587,411, respectively, for salaries. The increase in salaries relates to adding additional personnel and normal wage increases.

General and Administrative expenses
     During the year ended December 31, 2004 and 2003, we incurred $1,100,490 and $624,723, respectively in general and administrative expenses, and $9,880 and $7,530 in depreciation expense, respectively. A substantial portion, of the increase in general and administrative expenses were marketing expenses for DDS and consulting and professional fees incurred as a result of the Reorganization during the fourth quarter of 2004.

Liquidity and Capital Resources
     We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development, marketing and expenses related to the filing and preparation of our SEC filings.

We will require additional financing to fully implement our business plan, expanding our dental network and acquiring additional dental practices. We will also need additional financing if we intend to create a network of chiropractic physicians and offer their services to various unions. Additional working capital may be available through third party financing sources. There can be no assurance that we will be successful in securing any type of debt or equity financing.

     At December 31, 2004 and 2003, we had cash and accounts receivable totaling $359,371 and $289,429 respectively. We had total current assets of $386,935 as compared to $327,293 and our total assets as of December 31, 2004 were $446,924 as compared to $654,700. Our total current liabilities were $871,959 as compared to $363,712. The significant increase in our total current liabilities is as a result of the increase in the current portion of our notes payable from $40,434 to $299,435 and the increase in unearned memberships from $264,663 to $326,326. We have a working capital deficit as of December 31, 2004 of $485,024 as compared to a working capital deficit of $36,419 as of December 31, 2003.

     Our long-term liabilities increased from $53,938 to $972,000 of which $339,821 is due Dr. Green and the remaining $972,000 is pursuant to our bank loan. The Company agreed to assume this bank loan from Dr. Green which was utilized to purchase 50% of DDS from its founder and former owner and the remaining balance was due and owing as a result of the acquisition of the initial 50% interest in DDS.

     In 2004 we incurred a charge to stockholders' equity in the amount of $1,539,129. This charge was a result of three related party transactions. First, UDC issued a $1 million note payable to Dr. Green, our controlling shareholder, as consideration for the purchase of the assets (minus the client list) of his dental practice, Dr. George D. Green, DDS, P.A. The Second transaction related to DDS executed a note payable to a bank in the amount of $1,215,000 to satisfy an outstanding liability of Dr. Green to purchase shares of DDS prior to the Reorganization. These amounts are offset by $675,871, representing a note receivable from Dr. Green resulting from the above transactions, net of other payables.

     As a result of the foregoing accounting treatment of the various transactions, Dr. Green will be required to repay a portion of these sums to the Company. As of the date hereof, no repayment schedule has been established. To the extent that any sums are due as a result of any reclassification of goodwill, no payments will be made by Dr. Green.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

CRITICAL ACCOUNTING POLICIES
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been anti-dilutive for the periods ended December 31, 2004 and 2003.

Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.


ITEM 7. FINANCIAL STATEMENTS

     Our financial statements have been examined to the extent indicated in their reports by De Meo Young McGrath & Company, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     See the Form 8-K filed on January 4, 2005 regarding the change from Lawrence Scharfman to De Meo Young & McGrath.


ITEM 8A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures:
     Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

(b) Internal Control Over Financial Reporting:
     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer and Chief Financial Officer's (or persons performing similar functions) evaluation that could significantly affect these internal controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB, including any corrective actions with regards to significant deficiencies and material weaknesses.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) The following table sets forth the names, ages, positions and address of our current directors and executive officers.

Name             Age   Position(s) with Company               Election Date
---------------  ---   -----------------------------------    -----------------
George D. Green   46   Chief Executive Officer, President,    December 2004
                       Secretary and Director(1)

Business Experience
     Dr. George D. Green 46, is Chairman of the Board of Directors, President and Chief Executive Officer of Union Dental Corp. He currently serves as our sole officer and director. He graduated from the University of Miami in 1983. He attended Georgetown University School of Dentistry where he graduated in 1985 with his Doctor of Dental Surgery (DDS) degree. Dr. Green started his general dentistry practice in Florida in 1986 and currently maintains that office. He has been President of the Coral Springs Business Club from 1993-96 and President of the Coral Springs/Parkland Rotary Club from 1996-97. He is the Founder of Union Dental Corp., and has held the management positions of the Company since inception. Dr. Green has been a Dental Network participant since 1992 in General Dentistry, Endodontics and Periodontics. In August 2000, he purchased 50% ownership of DDS and on December 31, 2003, he purchased the remaining 50% of DDS.

Former Directors and Officers
     (1)Roger E. Pawson, age 52, our former officer and director who tendered his resignation on December 28, 2004. In 1996, Mr. Pawson was the President and Chief Executive Officer of TLCO Software, Inc. and majority shareholder. TLCO Software's primary business at that time was the development of advanced yet user friendly web authoring software using its proprietary code. In 1997 TLCO Software launched the "Web Factory"(TM) family of products, which included Web-Factory, Author, Web-Factory, Site Builder Web Factory, Professional Edition. These products were the foundation of TLCO Software's expansion into Software Publishing, OEM & Electronic Markets. Mr. Pawson subsequently sold his interest in the company in 2001. Between 2001 and 2004, Mr. Pawson became the President and Chief Executive Officer of National Developers, an Arizona based development company that specialized in the design and construction of custom homes, shopping malls and strip centers. Mr. Pawson is presently an independent business consultant and advisor to various corporations. Mr. Pawson received a Masters in Business Studies degree from Leeds University in Yorkshire, England in 1971.

     (2) Pieter DuRand, age 38, our former sole officer and director, tendered his resignation on December 28, 2004, with Dr. George D. Green being the successor sole officer and director.

     (3) Dennis Rault, our former sole officer and director, tendered his resignation on February 6, 2004, with Mr. Pieter Durand being the successor sole officer and director.

Committees of the Board of Directors
     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Compensation of Directors
     Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office
     There are no family relationships among our directors and/or officers. Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Involvement in Certain Legal Proceedings
     Except as indicated  above, no event listed in  Sub-paragraphs  (1) through
(4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 For
     companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Code of Ethics
     On December 28, 2004, we adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact George D. Green, Chief Executive Officer, 1700 University Drive, Suite 200, Coral Springs, Florida 33071.

Indemnification of Officers and Directors.
     Our By-Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we may not be able to recoup.


ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003 and 2002 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.







                [Balance of this page intentionally left blank.]

                                                                        Long Term Compensation
------------------ ------- -------------------------------------- ---------------------- ---------- -------------
                              Annual Compensation                           Awards        Payouts
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
                                                   Other          Restricted   Securities LTIP       All Other
Name and                                           Annual         Stock        Underlying Payouts    Compensation
Principal          Year    Salary ($)   Bonus ($)  Compensation   Award(s)     Options/
Position                                           ($)            ($)          SARs
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
George D. Green,   2004    118,000
CEO & President    2003    505,587(1)
                   2002    542,572(2)

Dr. Melvyn
Greenstein         2004
Former             2003  $  270,259(3)         0            0
Director (a)       2002  $  263,647(4)         0            0

------------------------------

The Company entered into employment agreements with Dr. Green and Mr. Smith, a copy of these employment agreements are referenced as exhibits. No other interim officer or director during the last three years received any compensation from the Company for serving as an officer or directors.

(a)  On January 5, 2004, Dr. Melvyn Greenstein  resigned from DDS as a director,
     president  and  registered   agent.  He  was  succeeded  as  president  and
     registered agent by Dr. George D. Green.

(1) In 2003 Dr. George Green received from DDS $235,464.00 and $270,123.00 from George D. Green, DDS, PA.
(2) In 2002 Dr. George Green received from DDS $243,647.00 and $298,925.00 from George D. Green, DDS, PA.
(3) In 2003 Dr. Melvyn Greenstein received from DDS $38,321.00 and his management company (Gopher International) received $231,938.00 from DDS.
(4) In 2002 Dr. Melvyn Greenstein received from DDS $15,647.00 and his management company (Gopher International) received $248,000.00 from DDS.

Compensation of Directors
     We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation
     We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option Plan.
     On October 15, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan"). The 2004 Plan permits the granting of an aggregate of 5,000,000 Shares. At April 13, 2005, 2004, 1,547,750 options were available for grant under the 2004 Plan. Under the 2004 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of the Company and to offer an additional inducement in obtaining the services of such individuals. The Plan also permits the award of common stock to qualified recipients.

     The exercise price of the Shares under each option is determined by a committee appointed by the Board of Directors; provided, however, that the exercise price shall not be less than the fair market value of the Shares on the date of the grant for statutory options. The term of each option granted pursuant to the 2004 Plans is established by the committee appointed by the Board of Directors, in its sole discretion, provided that the term shall not exceed ten years from the date of the grant. To date, the Company has granted options to purchase a total of 3,273,000 as follows: 783,000 Shares at an exercise price of $.50 per Share, 750,000 Shares at an exercise price of $0.60 per Share and 1,740,000 Shares upon the Company meeting certain revenue projections under the 2004 Plan to the Company's executive officers, employees and consultants.

     All of the Company's Plans provide that the number of Shares subject thereto and the outstanding options and their exercise prices are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combinations of shares.

    Option Grants in Last Fiscal Year

                       Number of       % of Total
                      Securities        Options
                      Underlying       Granted to       Exercise
                        Options         Employees         Price      Expiration
Name                  Granted (#)     in Fiscal Year    ($/sh)          Date
----------------      -----------     --------------    ---------    ----------
George D. Green         750,000*          23%              $0.60         2009
George D. Green         997,500          30%                  **         2009
----------------------------
* These options vest as follows: three hundred seventy five thousand options shall be vested immediately and the balance of three hundred seventy five thousand options shall be vested at the end of Dr. Green's two year term as a Member of the Board of Directors.
** These options vest at the market value calculated as of the date the following revenue milestones are met: 332,500 shares upon the Company reaching $3,000,000 in revenue, 332,500 shares upon the Company reaching $4,000,000 in revenue, and 332,500 shares upon the Company reaching $5,000,000 in revenue.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

     The following table summarizes the number and dollar value of unexercised stock options at April 13, 2005 for the Named Executive Officers:

                     Shares         Value      Number of Securities      Value of Unexercised
                    Acquired      Realized    Underlying Unexercised     In-the-Money Options
Name              on Exercise (#)    ($)       Options at FY-End (#)       at FY-End ($)(1)
----------------- -------------- ---------- -------------------------  -------------------------
                                            Exercisable/Unexercisable  Exercisable/Unexercisable
                                            ----------- -------------  ----------- -------------
George D. Green         -             -        375,000       1,372,500      $  -0-         -0-*

--------------------------

(1) The closing price of the Company's Shares on April 13, 2005 as reported by OTC Bulletin Board was $0.14 per Share.
* The value of the exercisable and unexercisable options shall be determined upon the date of issuance.

Termination of Employment and Change of Control Arrangement
     There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 13, 2004, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of April 13, 2005, there were issued and outstanding 29,510,585 shares of Common Stock and 3,452,250 Shares of Common Stock issuable upon the exercise of presently exercisable stock options.









                [Balance of this page intentionally left blank.]

                                                           Common Stock
                                                        Beneficially Owned
                              Title of              ----------------------------
Name and Address               Class                   Number        Percent (3)
--------------------------------------------------------------------------------
George D. Green                 Common              17,875,000(1)(2)    60.6%
1700 University Drive
Coral Springs, FL  33071

Millenium Capital Corp.         Common               2,000,000           6.8%
500 Australian Ave. S
Suite 619
West Palm Beach, Fl 33401

All Executive Officers and
Directors as a Group            Common               17,875,000         60.6%
(One (1) person)
--------------------------------------------------------------------------------
(1) Includes a total of 75,000 and 50,000 shares which Dr. Green transferred to his children, Jacyln and Joshua. However, Dr. Green has disclaimed beneficial ownership of these transferred shares.
(2) Includes options to purchase 375,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of April 15, 2005. George D. Green holds 1,000,000 shares of our preferred stock that provides for 10 to 1 voting rights. See Notes to our Financial Statements.
(3) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2005. As of April 13, 2005, there were 29,510,585 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
     We are authorized to issue up to 5 million shares of our common stock under our 2004 Stock Option Plan. To date, the Company has granted options to purchase a total of 3,273,000 Shares at an exercise price ranging from $.50 per Share to $0.60 per Share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

     (A)  any director or officer;
     (B)  any proposed nominee for election as a director;
     (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
     (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

     UDC entered into a Management Services Agreement and a Business Associate Agreement with Dr. George D. Green, DDS, P.A. ("Green PA") on October 15, 2004. Pursuant to these agreements, UDC shall manage the operations of Green PA for a management fee pursuant to the agreements.

     On March 20, 2004, UDC, a wholly owned subsidiary of the Company, entered into an employment agreement with Dr. Green, the sole officer of UDC and our chief executive officer, for a term of seven years. The agreement provides for a base salary to Dr. Green of $225,000 in year one, $125,000 in year two, $185,000 in year three, $196,630 in year four, $208,427 in year five, $220,932 in year six and $234,187 in year seven. The agreement also provides for the issuance of options to Dr. Green upon signing, 750,000 options with an exercise price of $0.60 per share, half vested immediately and half vesting after two years, having an exercise life of five years. The agreement also provides for the issuance of options to Dr. Green as well, if certain revenue milestones are reached: If we achieve gross revenues of $3,000,000 in for any calendar year, Dr. Green will be issued 332,500 options with an exercise price at the market price of the underlying common stock at issue date. Additional options pursuant to the same terms and conditions will be issued if the Company achieves $4,000,000 and again at $5,000,000 in gross revenue for any calendar year.

     On October 15, 2004, Dr. Green sold his interest in his dental practice to UDC, an entity that he previously controlled, for $1,000,000, which amount was recorded by the Company as a shareholder loan. Specifically, in the financial statement presentation, the amount of the purchase price that exceeded the net book value of the dental practice assets acquired has been treated as a shareholder loan. This amount was deducted from the Company's stockholder's equity because the transaction was with a related party and such amount is not reflective of any funds due from Dr. Green.

     In 2004 we incurred a charge to stockholders' equity in the amount of $1,539,129. This charge was a result of three related party transactions. First, UDC issued a $1 million note payable to Dr. Green, our controlling shareholder, as consideration for the purchase of the assets (minus the client list) of his dental practice, Dr. George D. Green, DDS, P.A. The Second transaction related to DDS executed a note payable to a bank in the amount of $1,215,000 to satisfy an outstanding liability of Dr. Green to purchase shares of DDS prior to the Reorganization. These amounts are offset by $675,871, representing a note receivable from Dr. Green resulting from the above transactions, net of other payables.

     UDC entered into an employment agreement with Robert Gene Smith on February 15, 2004, pursuant to which Mr. Smith became a member of the Board of Directors of UDC. The current term of the agreement expires February 15, 2006 and thereafter shall be voted on by UDC's shareholders at the annual meeting and renewed for two-year periods unless either party gives the other party written notice of its intent not to renew at least 90 days prior to the end of the term. Mr. Smith has been receiving an annual stipend of $24,000. Additionally, the Company granted Mr. Smith 250,000 options to purchase shares of common stock at $0.50 per share and an additional 247,500 options dependent upon the achievement of certain revenue milestones as discussed in Item 10 above.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are either filed herewith or incorporated herein by reference.

Exhibit No.      Description
-----------    ----------------------------------------------------

2.2            Share  Exchange   Agreement  between  Shava,  Inc.  and  National
               Business Holdings, Inc. dated May 28, 2004.

2.3 Reorganization Agreement, dated December 28, 2004, by and among the Company, Union Dental, DDS and the shareholders of Union Dental and DDS. (4)

2.4 Asset Purchase Agreement dated October 15, 2004 by and among Union Dental and George D. Green, DDS, P.A. (4)

3(i).1 Amended and Restated Articles of Amendment to the Articles of Incorporation of Mecaserto, Inc., A Florida Corporation

3(i).2         Articles of Incorporation of National Business Investors, Inc.

3(i).3         Articles of Incorporation of Union Dental Corp.(5)

3(i).4         Articles of Incorporation of Direct Dental Services, Inc. (5)

3(ii).1        Bylaws of National Business Holdings, Inc. (5)

3(ii).2        Bylaws of Union Dental Corp. (5)

3(ii).3        Bylaws of Direct Dental Services, Inc.

4.1            Form of Option issued to Union Dental optionholders. (4)

16.1           Letter from Lawrence Scharfman, CPA, P.A. (3)

10.1 Business Associate Agreement dated October 15, 2004 by and among Union Dental and George D. Green, DDS, P.A. (5)

10.2 Management Services Agreement dated October 15, 2004 by and among Union Dental and George D. Green, DDS, P.A. (5)

10.3 Employment Agreement dated March 20, 2004 by and among Union Dental and Dr. George D. Green. (4)

10.4 Employment Agreement dated October 26, 2004 by and among Union Dental and Dr. Leonard I. Weinstein. (4)

10.5 Shareholder's Agreement and Management Contract by and among Union Dental and Tropical Medical Services. (4)

10.6 Employment Agreement dated February 15, 2004 by and among Union Dental and Robert Gene Smith. (4)

10.7           2004 Stock Option Plan for Union Dental (4)

10.8           Form of Management Service Agreement with Participating Dentists

10.9           Form of Service Agreement with Participating Unions

14.1           Code of Ethics (4)

16.1 Letter from Lawrence Scharfman to the Securities and Exchange Commission dated January 3, 2005 (4)

17.1           Letter of Resignation of Dr. Melvyn Greenstein (4)

17.2           Letter of Resignation of Roger E. Pawson (4)

31 * Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32 * Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------
(1) Filed as Exhibits 2.1, 2.2, 2.3 to the Company's Form 10-SB filed with the Securities and Exchange Commission on July 14, 1999, and incorporated by Reference herein.
(2) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2003, and incorporated by reference herein.

(3) Filed as Exhibits 16.1 and 16.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2004.
(4) Filed as Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.
(5) Filed as Exhibits to the Company's Form 8-K/A filed with the Securities and Exchange Commission on February 4, 2005.
*    Included herein

     (b) Reports on Form 8-k. During the last quarter of the fiscal year ended December 31, 2004, we did not file any reports on Form 8-K.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     AUDIT FEES. The aggregate fees billed for professional services rendered was $39,040 and $9,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.
The aggregate fees billed for professional services for UDC and DDS for the fiscal year ended December 31, 2003 was $38,000. These fees were incurred in connection with the Reorganization.

     AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

     TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

     ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants. for the fiscal years ended December 31, 2004 and 2003.

     We have no formal audit committee. However, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.



                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: May 9, 2005

                           Union Dental Holdings, Inc.
                    ----------------------------------------
                                  (Registrant)


                                By: /s/ GEORGE D. GREEN
                                   ----------------------------------------
                                   GEORGE D. GREEN, President and Director

     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                      Date


/s/ GEORGE D. GREEN               CEO, President & Director      May 9, 2005
-----------------------------
GEORGE D. GREEN

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm......................F-2

Balance Sheet................................................................F-3

Statement of Operations......................................................F-4

Statement of Stockholders' Equity (Deficit)..................................F-5

Statement of Cash Flows......................................................F-6

Notes to Financial Statement.................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Union Dental Holdings, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Union Dental Holdings, Inc , as of December 31, 2004 and combined balance sheet of Union Dental Corp. and Direct Dental Services, Inc., as of December 31, 2003 and the related consolidated and combined statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Union Dental Holdings, Inc. and Union Dental Corp. and Direct Dental Services, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



/s/DeMeo, Young , McGrath
DeMeo, Young , McGrath

Ft. Lauderdale, Florida
March 22, 2005

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
                     Consolidated and Combined Balance Sheet
                                  December 31,

                                                                                   Consolidated           Combined
                                                                                        2004                2003
                                                                                -------------------  -----------------
                ASSETS
CURRENT ASSETS
  Cash                                                                          $            42,294  $          16,656
  Accounts receivable, net of allowance of $7,200 and $0                                    317,077            272,773
  Inventory                                                                                  24,055             24,055
  Prepaid expenses                                                                            3,509             13,809
                                                                                -------------------  -----------------
          Total current assets                                                              386,935            327,293
                                                                                -------------------  -----------------
PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment                                                        237,730            225,127
   Accumulated depreciation                                                                (188,254)          (178,374)
                                                                                -------------------  -----------------
          Total property and equipment                                                       49,476             46,753
                                                                                -------------------  -----------------
OTHER ASSETS
   Other assets                                                                              10,513                  0
   Due from officer                                                                               0            280,654
                                                                                -------------------  -----------------
          Total other assets                                                                 10,513            280,654
                                                                                -------------------  -----------------
Total Assets                                                                    $           446,924  $         654,700
                                                                                ===================  =================
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $            56,744  $          32,002
   Accounts payable - related party                                                         110,839                  0
   Notes payable - current portion                                                          299,435             40,434
   Line of credit                                                                            47,813                  0
   Customer deposits                                                                         30,802             26,613
   Unearned memberships                                                                     326,326            264,663
                                                                                -------------------  -----------------
          Total current liabilities                                                         871,959            363,712
                                                                                -------------------  -----------------
LONG-TERM LIABILITIES
   Note payable -bank                                                                       972,000             53,938
                                                                                -------------------  -----------------
          Total long-term liabilities                                                       972,000             53,938
                                                                                -------------------  -----------------
Total Liabilities                                                                         1,843,959            417,650
                                                                                -------------------  -----------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 and n/a par value, authorized 25,000,000 and n/a
    shares; 1,000,000 and n/a issued and outstanding, respectively                              100                  -
  Common stock, $0.0001 and $1 par value, authorized 300,000,000 and 7,500
    shares; 28,519,939 and 1,000 issued and outstanding, respectively                         2,852              1,000
  Additional paid-in capital                                                                519,067                  0
  Accumulated (deficit) earnings                                                           (379,925)           236,050
                                                                                -------------------  -----------------
        Subtotal stockholders' equity before shareholder transactions                       142,094            237,050
  Shareholder transactions                                                               (1,539,129)                 0
                                                                                -------------------  -----------------
          Total stockholders' equity (deficit)                                           (1,397,035)           237,050
                                                                                -------------------  -----------------
Total Liabilities and  Stockholders' Equity                                     $           446,924  $         654,700
                                                                                ===================  =================


     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
                Consolidated and Combined Statement of Operations
                             Year Ended December 31,

                                                                                   Consolidated           Combined
                                                                                        2004                2003
                                                                                -------------------  -----------------


REVENUES                                                                        $         1,931,570  $       2,016,408

OPERATING EXPENSES
   Salaries                                                                                 692,099            587,411
   General and administrative expenses                                                    1,100,490            624,723
   Advertising                                                                               68,588             35,506
   Depreciation                                                                               9,880              7,530
                                                                                -------------------  -----------------

        Total expenses                                                                    1,871,057          1,255,170
                                                                                -------------------  -----------------

Income from operations                                                                       60,513            761,238

OTHER INCOME (EXPENSE)
 Interest income                                                                                 13                930
 Interest expense                                                                          (40,587)                  0
 Reserve for bad debt                                                                       (7,200)                  0
 Write-off goodwill                                                                          (7,750)                 0
                                                                                -------------------  -----------------

        Total other income (expense)                                                        (55,524)               930
                                                                                -------------------  -----------------

Income tax                                                                                        0                  0
                                                                                -------------------  -----------------

Net income                                                                      $             4,989  $         762,168
                                                                                ===================  =================

Income per weighted average common shares - basic                               $              0.00  $          762.17
                                                                                ===================  =================
Income per weighted average common shares - fully diluted                       $              0.00  $          762.17
                                                                                ===================  =================

Number of weighted average common shares outstanding - basic                             27,511,177              1,000
                                                                                ===================  =================
Number of weighted average common shares outstanding -                                   28,261,112              1,000
                                                                                ===================  =================










     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
      Consolidated and Combined Statement of Stockholders' Equity (Deficit)


                                            Number    Common                                                          Total
                              Number of       of      Stock    Preferred  Additional   Retained                   Stockholders
                               Shares       Shares     Par       Stock     Paid-In     Earnings     Shareholder      Equity
                               Common      Preferred   Value   Par Value   Capital    (Deficit)    Transactions     (Deficit)
                             ----------- ----------- -------- ---------- ----------- ------------ -------------- --------------
BEGINNING BALANCE,
  December 31, 2002                1,000           0 $  1,000 $        0 $         0 $    237,935 $            0 $      238,935
Net income                             0           0        0          0           0      762,168              0        762,168
Net income distributed                 0           0        0          0           0     (764,053)             0       (764,053)
                             ----------- ----------- -------- ---------- ----------- ------------ -------------- --------------
BALANCE, December 31, 2003         1,000           0    1,000          0           0      236,050              0        237,050

Net income distributed                 0           0        0          0           0     (384,914)             0       (384,914)
Reorganization                27,499,000   1,000,000    1,750        100       9,295     (236,050)   (1,539,129)     (1,764,034)
Conversion of notes
  - $0.50/sh.                    913,939           0       91          0     456,783            0              0        456,874
Stock issued for
  services - $0.50/sh            106,000           0       11          0      52,989            0              0         53,000
Net income                             0           0        0          0           0        4,989              0          4,989
                             ----------- ----------- -------- ---------- ----------- ------------ -------------- --------------
ENDING BALANCE,
  December 31, 2004           28,519,939   1,000,000 $  2,852 $      100 $   519,067 $   (379,925)$   (1,539,129)$   (1,397,035)
                             =========== =========== ======== ========== =========== ============ ============== ==============













     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
                Consolidated and Combined Statement of Cash Flows
                             Year Ended December 31,

                                                                                    Consolidated         Combined
                                                                                        2004               2003
                                                                                ------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $             4,989 $         762,168
Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation                                                                            9,880             7,530
      Stock issued for services                                                              71,800                 0
      Stock issued for interest expense                                                      39,963                 0
      Reserve for bad debt                                                                    7,200                 0
      Goodwill write-off                                                                      7,750                 0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                               (51,504)           51,377
   (Increase) decrease in inventory                                                               0             4,158
   (Increase) decrease in prepaid expenses                                                   10,300           (13,175)
   (Increase) decrease in other assets                                                      (10,513)                0
   (Increase) decrease in due from officer                                                 (279,525)           (4,431)
   Increase (decrease) in accounts payable                                                  136,205             8,110
   Increase (decrease) in customer deposits                                                   4,189            (3,964)
   Increase (decrease) in unearned memberships                                               61,663           (16,330)
                                                                                ------------------- -----------------
Net cash provided by operating activities                                                    12,397           795,443
                                                                                ------------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                        (12,603)           (3,738)
                                                                                ------------------- -----------------
Net cash used by investment activities                                                      (12,603)           (3,738)
                                                                                ------------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt                                                            417,006                 0
   Proceeds from line of credit                                                              47,813                 0
   Net income distributed                                                                  (384,914)         (764,053)
   Cash acquired in reorganization                                                            2,000                 0
   Payments on notes payable                                                                (56,061)          (28,201)
   Proceeds from loan from officer/shareholder                                                    0            12,000
                                                                                ------------------- -----------------
Net cash provided (used) by  financing activities                                            25,844          (780,254)
                                                                                ------------------- -----------------
Net increase (decrease) in cash                                                              25,638            11,451
                                                                                ------------------- -----------------
CASH, beginning of period                                                                    16,656             5,205
                                                                                ------------------- -----------------
CASH, end of period                                                             $            42,294 $          16,656
                                                                                =================== =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid in cash                                                         $               624 $          45,057
                                                                                =================== =================
Non-Cash Financing Activities:
  Issuance of common stock to convert short-term debt                           $           417,006 $               0
                                                                                =================== =================
  Issuance of common stock to effectuate reorganization                         $             9,200 $               0
                                                                                =================== =================
  Stockholder loan offset in stockholder transactions                           $           560,179 $               0
                                                                                =================== =================





     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(1) Summary of Significant Accounting Principles
     The Company Union Dental Holdings, Inc., (f/k/a National Business Holdings, Inc.), (the Company) is a Florida chartered corporation which conducts business from its headquarters in Ft. Lauderdale, Florida. The Company was incorporated on November 26, 1996 and has elected December 31as its fiscal year end. The Company has two distinct lines of business. Union Dental Corp., (UDC), acquired the assets of G.D. Green, DDS, P.A. and manages the operation of that general dental practice. Direct Dental Services, Inc.,
     (DDS), negotiates contracts with labor union locals for the provision of dental services to union members in seventeen states, through network member dentists.

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

     b) Net income per share Basic income per weighted average common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Fully diluted per weighted average common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period had the outstanding options been exercised at the beginning of the period.

     c) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

     d) Significant acquisition In December 2004, the Company entered into an agreement to acquire Union Dental Corp. and Direct Dental Services, Inc., both Florida corporations, in a reverse merger, which was accounted for as a reorganization of UDC and DDS, in exchange for 17,500,000 restricted common shares and 1,000,000 restricted preferred shares.

     e) Principles of consolidation and combination The consolidated financial statements include the accounts of Union Dental Holdings, Inc. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated. The financial statements of UDC and DDS for 2003 are presented as combined pursuant to Accounting Research Bulletin, (ARB), No. 51, since they are separate entities under common control.

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(1) Summary of Significant Accounting Principles (Continued)
     f) Revenue recognition The Company's revenues are generated through provision of dental services and the sales of exclusive areas of dental service provision to labor unions through various contracts with the labor unions. The Company records revenue when dental services are provided and the dentist member fees are amortized over the term of the contract.

     g) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     h) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $9,880 and $7,530 for the years ended December 31, 2004 and 2003, respectively.

     i) Inventory The Company values inventory of dental supplies at the lower of cost or market, using the specific unit cost method.

     j) Segment information The Company has two distinct related lines of operations, the management of a general dental practice through UDC and maintaining a network of dental practices providing services through provider contracts with labor union locals negotiated by DDS. DDS represents approximately 28% of total assets, 31% of revenues and 100% of net income. UDC represents approximately 72% of total assets, 69% of revenues and (10%) of net loss.

     k) Bad debt reserve The Company reviews its accounts receivable regularly, (at least quarterly), to evaluate the need to modify its reserve for uncollectible accounts receivable. At December 31, 2004, the Company has established a reserve for bad debt in the amount of $7,200. The Company does not believe that this amount will become a significant amount, as its receivables are from numerous individual patients, several insurance companies and numerous dentists in its network, each of which is relatively small in individual amount.

     l) Unearned memberships Dentists enroll and renew their contracts for one or one and one-half year terms at various times throughout the year. Most of the membership fees are paid at the signing of the contract and renewal. The fees are amortized over the term of the related contract.

     m) Advertising Advertising costs are expensed when incurred.

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements


(2) Stockholders' Equity The Company has authorized 300,000,000 shares of $0.0001 par value common stock, and 25,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 28,519,939 shares of common stock issued and outstanding at December 31, 2004. The Company had issued 1,000,000 of its shares of preferred stock at December 31, 2004. These preferred shares carry super voting rights equal to 15,000,000 common shares.

     In November 1996, the Company issued 1,000,000 shares of common stock to its founders for services rendered in connection with the organization of the Company, valued at $0.001 or $900. In May 1997, the Company issued 8,900,000 shares of common stock for $89,000 in cash, or $0.01 per share. In January 1998, the Company issued 275,000 shares of common stock for $400,000 in cash, or $1.45 per share. In February 1998, the Company issued 50,000 shares of common stock for $72,727 in cash, or $1.45 per share. In September 1998, 3,900,000 shares that had been purchased for $39,000 were contributed back to the Company. In October 1998 the Company retired 6,938,796 shares as a result of a 1 for 20 reverse split of the stock. In December 1998, the Company issued 5,000,000 shares of common stock for $1,000,000 in cash, or $0.20 per share.

     In February 2004, the Company issued 10,000,000 shares of common stock for $25,000 in cash, or $0.0025 per share. In May 2004, the Company retired 15,001,373 shares as a result of a 1 for 40 reverse split of the stock. In May 2004, the Company issued 3,100,000 shares to acquire 100% of the issued and outstanding shares of Shava, Inc. This transaction was valued at $7,750, or $0.0025 per share. In October 2004, the Company issued 18,800,000 shares to its then sole officer and director in exchange for services valued at $18,800. In October 2004, the Company issued 10,000,000 shares for the conversion of convertible notes payable in the amount of $27,500. At the time of the reverse merger the Company had 32,284,831 shares issued and outstanding. In December 2004, the Company issued 17,500,000 shares of restricted common stock and 1,000,000 restricted preferred stock to acquire Union Dental Corp. And Direct Dental Services, Inc. At the same time, as part of the merger agreement, a stockholder contributed 22,284,831 shares to the Company. In December 2004, the Company issued 783,140 restricted common shares in exchange for $417,006 in convertible short-term debt and accrued interest and 106,000 shares in exchange for services valued at $53,000, or $0.50 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The operating entities had elected Sub-chapter S status under the IRC Code and therefore were not subject to taxation at the corporate level. Distributions were made each year to the

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements


(3)  Income  Taxes (Continued)
     stockholder/s of the companies to allow for the payment of income taxes on a personal level. Sub-chapter S status is revoked automatically under the IRS Code as of the day the companies became wholly-owned subsidiaries of a publicly traded entity. At December 31, 2004, the Company has a book-tax timing difference. This is the result of accounting for customer deposits, ($30,802), and unearned memberships, ($326,326), as deferred revenue for book purposes and as income on the cash basis income tax returns. As such, this $357,128, will not be taxed on the Company's 2005 income tax return and will reduce the Company's 2005 tax liability in an amount ranging from approximately $53,500 (15% rate) to $135,700 (38%) on the Company's federal return and approximately $19,600 on the Company's Florida return. These savings are entirely dependent on the Company's tax rate inclusive of this income for 2005. The Company has established a deferred tax asset in the amount of $74,000, utilizing the lowest possible income tax rates. However, the Company has established a 100% valuation allowance against this asset as there is no assurance that the Company will be able to utilize this benefit in 2005., which is the only year it is available. This is due to multiple factors: 1 - this is a newly reorganized company and is publicly traded for the first time, as such there are significant additional expenditures expected related to this status and 2 - the Company is expecting to expand its business and expects significant expenditures related to this expansion.

(4) Long-term debt In December 2004, DDS agreed to assume the debt obligation of the principal stockholder for the bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The interest rate of this debt is LIBOR plus 2.55% and requires payments of $20,250 plus accrued interest monthly, or $243,000 plus accrued interest annually. This loan matures on December 31, 2009. The loan is collateralized with 100% of the assets of DDS, UDC and the principal stockholder , tangible and intangible. The principal stockholder and UDC are also guarantors of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder , assigned to the bank.

(5) Long-term debt to stockholder A portion of the purchase price of the assets of G.D. Green, DDS, PA is a note payable to the principal stockholder in the amount of $1,000,000. This note carries a 5% interest rate and is payable $100,000 plus accrued interest annually for ten years. At the closing of the reverse merger the principal stockholder agreed to a set-off between this payable to him and the then existing balance he owed the combined companies of approximately $560,000.

(6) Commitments and contingencies The Company leases its office facility under a five year lease that expires May 2007. The monthly lease payments are $2,300 per month or $27,600 per year.

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(7) Related party transactions On March 20, 2004, UDC, a wholly owned subsidiary of the Company, entered into an employment agreement with the principal stockholder , the sole officer of UDC, with a term of 7 years. This contract provides for a base salary to the principal stockholder of $225,000 in year 1, $125,000 in year 2, $185,500 in year 3, $196,630 in year 4, $208,427 in year 5, $220,932 in year 6 and $234,187 in year 7. This contract also provides for the issuance of options to the principal stockholder upon signing , 750,000 options, (1 share per option), with an exercise price of $0.60 per share, half vested immediately and half vesting after two years , having an exercise life of five years. This contract also provides for the issuance of options to the principal stockholder as well, if certain revenue milestones are reached: at $3,000,000 in gross revenue for any calendar year he receives 332,500 options, (1 share per option), with an exercise price at the market price of the underlying common stock at issue date and the same again at $4,000,000 and $5,000,000 in gross revenue for a calendar year.

     As a private company, DDS and UDC have, at various times loaned the sole stockholder money, which has been repaid in part. These advances and repayments have the characteristics of a line of credit. At December 31, 2004 and 2003, the now principal stockholder of the consolidated company owed DDS and UDC combined $0 and $280,654, respectively.

     Shareholder transactions in the net amount of $1,539,129 are the result of the following: a) UDHI acquiring UDC for a note payable to the principal stockholder in the amount of $1,000,000; b) DDS entered into a note payable in the amount of $1,215,000 to the bank replacing an existing note payable from the principal stockholder and c) these items are reduced by a note receivable from the same principal stockholder in the amount of $675,871.

(8) Short-term debt From April through December 2004, the Company raised $417,006 in short-term debt, via a Regulation D Rule 506 offering. At the closing of the reorganization on December 27, 2004, this short-term debt was converted at $0.50 per share into 913,939 shares of restricted under Rule 144 common stock

(9) Stock option plan In October 2004, UDC adopted a Stock Option Plan that allows for both incentive based options as well as non-qualified options. As part and parcel to the reorganization on December 27, 2004, UDHI adopted this Plan. Under the terms of the Plan, the Plan Committee will set the option term and the exercise price. The Plan limits the ability to exercise incentive options for a first time holder in any one calendar year to $100,000 aggregate fair market value, based on grant date. The Plan also allows for the issuance of Stock Appreciation Rights to allow for cash-less exercise of underlying issued options. The Company issued 793,000 options, with an exercise price of $0.50 per share, under this plan as of December 31, 2004, in addition to those discussed in Note 7 above.

     The Company accounts for outstanding options in accordance with Accounting Principles Board, (APB), Opinion 25. Financial Accounting Standards Board,
     (FASB), SFAS No. 148 requires footnote disclosure of the effects on the financial statements if the Company had accounted for the options under the fair value method , (Black-Scholes), in accordance with SFAS No. 123. Using the Black-Scholes model, the Company would have recorded $0 expense for these options, therefore there would have been no effects on the financial statements as published.