Form 10QSB
period 2005-03-31
UNION DENTAL HOLDINGS, INC.
filed 2005-05-23
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission file number 000-32563


                              UNION DENTAL HOLDINGS, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Florida                           000-26703              65-0710392
----------------------------     ------------          -------------------
(State or other jurisdiction     (Commission          (IRS Employer
of incorporation)                 file number)          Identification No.)


1700 University Drive, Suite 200
Coral Springs, FL                                         33071
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (954) 575-2252


                                      N/A
          -------------------------------------------------------------
          (Former name or former address, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 20, 2005, there were approximately 28,569,939 shares of the Issuer's common stock, par value $0.0001 per share outstanding.


Transitional Small Business Disclosure Format (Check one):   Yes |_| No |X|.



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

     Interim Income Statement for the period ended March 31, 2005 and March 31, 2004 (unaudited)

     Interim Statement of Cash Flows for the period ended March 31, 2005 and March 31, 2004 (unaudited)

     Notes to Interim Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures


                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in securities, use of proceeds and small business issuer of equity securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements



                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet.......................................................F-2

Statements of Operations............................................F-3

Statement of Stockholders' Equity...................................F-4

Statements of Cash Flows............................................F-5

Notes to Financial Statement........................................F-6

                           UNION DENTAL HOLDINGS INC.
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (unaudited)

                                                                                March 31, 2005     December 31, 2004
                                                                                ------------------------------------
                ASSETS
CURRENT ASSETS
  Cash                                                                          $         18,810   $         42,294
  Accounts receivable, net of allowance of $7,200 and $7,200                             442,055            317,077
  Inventory                                                                               22,665             24,055
  Prepaid expenses                                                                         3,978              3,509
                                                                                ------------------------------------
          Total current assets                                                           487,508            386,935
                                                                                ------------------------------------
PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment                                                     238,406            237,730
   Accumulated depreciation                                                            (191,057)          (188,254)
                                                                                ------------------------------------
          Total property and equipment                                                    47,349             49,476
                                                                                ------------------------------------
OTHER ASSETS
   Other assets                                                                           10,013             10,513
   Due from officer                                                                            0                  0
                                                                                ------------------------------------
          Total other assets                                                              10,013             10,513
                                                                                ------------------------------------
Total Assets                                                                    $        544,870   $        446,924
                                                                                ====================================
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $         31,855   $         56,744
   Accounts payable - related party                                                            0            110,839
   Accrued expenses                                                                       13,164                  0
   Income taxes payable                                                                   11,000                  0
   Deferred income tax expense                                                            13,900                  0
   Notes payable - current portion                                                       282,575            299,435
   Line of credit                                                                         30,160             47,813
   Customer deposits                                                                      33,756             30,802
   Unearned memberships                                                                  419,110            326,326
                                                                                ------------------------------------
          Total current liabilities                                                      835,520            871,959
                                                                                ------------------------------------
LONG-TERM LIABILITIES
   Note payable -bank                                                                    904,500            972,000
                                                                                ------------------------------------
          Total long-term liabilities                                                    904,500            972,000
                                                                                ------------------------------------
Total Liabilities                                                                      1,740,020          1,843,959
                                                                                ------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 25,000,000 shares; 1,000,000
     issued and outstanding, respectively                                                    100                100
  Common stock, $0.0001 and $1 par value, authorized 300,000,000 shares;
     28,569,939 and 28,519,939 issued and outstanding, respectively                        2,857              2,852
  Additional paid-in capital                                                             544,062            519,067
  Accumulated (deficit) earnings                                                        (329,147)          (379,925)
                                                                                ------------------------------------
        Subtotal stockholders' equity before shareholder transactions                    217,872            142,094
  Shareholder transactions                                                            (1,413,022)        (1,539,129)
                                                                                ------------------------------------
          Total stockholders' equity (deficit)                                        (1,195,150)        (1,397,035)
                                                                                ------------------------------------
Total Liabilities and  Stockholders' Equity                                     $        544,870   $        446,924
                                                                                ====================================


     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
                Consolidated and Combined Statement of Operations
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)


                                                                              Consolidated           Combined
                                                                                  2005                 2004
                                                                           -------------------- --------------------

REVENUES                                                                   $           513,637  $           686,239

OPERATING EXPENSES
   Salaries                                                                            168,720              116,018
   General and administrative expenses                                                 252,336              178,244
   Advertising                                                                           1,218                4,442
   Depreciation                                                                          2,803                  448
                                                                           -------------------- --------------------
        Total expenses                                                                 425,077              299,152
                                                                           -------------------- --------------------

Income from operations                                                                  88,560              387,087

OTHER INCOME (EXPENSE)
 Interest income                                                                             0                   13
 Interest expense                                                                      (12,882)             (14,375)
 Reserve for bad debt                                                                        0                    0
                                                                           -------------------- --------------------
        Total other income (expense)                                                   (12,882)             (14,362)
                                                                           -------------------- --------------------

Income tax expense                                                                     (24,900)                   0
                                                                           -------------------- --------------------

Net income                                                                 $            50,778  $           372,725
                                                                           ==================== ====================

Income per weighted average common shares - basic                          $              0.00  $            372.73
                                                                           ==================== ====================
Income per weighted average common shares - fully diluted                  $              0.00  $            233.17
                                                                           ==================== ====================

Number of weighted average common shares outstanding - basic                        28,561,050                1,000
                                                                           ==================== ====================
Number of weighted average common shares outstanding -fully diluted                 29,311,112                1,000
                                                                           ==================== ====================

     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
      Consolidated and Combined Statement of Stockholders' Equity (Deficit)
                        Three Months Ended March 31, 2005
                                   (unaudited)




                                               Number      Common                                                         Total
                              Number of           of       Stock   Preferred  Additional   Retained                   Stockholders
                                Shares         Shares       Par      Stock     Paid-In     Earnings     Shareholder      Equity
                                Common        Preferred     Value  Par Value   Capital    (Deficit)    Transactions     (Deficit)
                               ---------------------------------------------------------------------------------------------------
BEGINNING BALANCE,
  December 31, 2002                   1,000          0     $1,000        $0          $0     $237,935             $0       $238,935
Net income                                0          0          0         0           0      762,168              0        762,168
Net income distributed                    0          0          0         0           0     (764,053)             0       (764,053)
                               ---------------------------------------------------------------------------------------------------

BALANCE, December 31, 2003            1,000          0      1,000         0           0      236,050              0        237,050

Net income distributed                    0          0          0         0           0     (384,914)             0       (384,914)
Reorganization                   27,499,000  1,000,000      1,750       100       9,295     (236,050)    (1,539,129)    (1,764,034)
Conversion of notes - $0.50/sh      913,939          0         91         0     456,783            0              0        456,874
Stock issued for services -
$0.50/sh                            106,000          0         11         0      52,989            0              0         53,000
Net income                                0          0          0         0           0        4,989              0          4,989
                               ---------------------------------------------------------------------------------------------------

BALANCE,  December 31,2004       28,519,939  1,000,000      2,852       100     519,067     (379,925)    (1,539,129)    (1,397,035)

Stock issued for cash                50,000          0          5         0      24,995            0              0         25,000
Stockholder loan to Company               0          0          0         0           0            0        126,107        126,107
Net income                                0          0          0         0           0       50,778              0         50,778
                               ---------------------------------------------------------------------------------------------------

Ending Balance, March 31,
2005 (unaudited)                 28,569,939  1,000,000     $2,857       100    $544,062    $(329,147)   $(1,413,022)   $(1,195,150)
                               ===================================================================================================









     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
                Consolidated and Combined Statement of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)

                                                                                   Consolidated         Combined
                                                                                       2005               2004
                                                                                 -------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $          50,778   $        372,725
  Adjustments to reconcile net income to net cash used by operating activities:
        Depreciation                                                                         2,803                448
        Stock issued for services                                                                0                  0
        Stock issued for interest expense                                                        0                  0
        Reserve for bad debt                                                                     0                  0
        Deferred income tax expense                                                         13,900                  0
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           (124,978)           (99,643)
     (Increase) decrease in inventory                                                        1,390                  0
     (Increase) decrease in prepaid expenses                                                  (469)                 0
     (Increase) decrease in other assets                                                       500                  0
     (Increase) decrease in due from officer                                                     0                  0
     Increase (decrease) in accounts payable                                              (135,728)             9,498
     Increase (decrease) in accrued expenses                                                13,164                  0
     Increase (decrease) in income tax payable                                              11,000                  0
     Increase (decrease) in customer deposits                                                2,954             (2,087)
     Increase (decrease) in unearned memberships                                            92,784            (29,349)
                                                                                 -------------------------------------

  Net cash provided by operating activities                                                (71,902)           251,592
                                                                                 -------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                        (676)            (5,825)
                                                                                 -------------------------------------
  Net cash used by investment activities                                                      (676)            (5,825)
                                                                                 -------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term debt                                                               0                  0
     Payments on line of credit                                                            (17,653)                 0
     Net income distributed                                                                      0           (201,880)
     Cash acquired in reorganization                                                             0                  0
     Payments on notes payable                                                             (84,360)           (20,577)
     Common stock sold for cash                                                             25,000                  0
     Proceeds from loan from officer/shareholder                                           126,107                  0
                                                                                 -------------------------------------
  Net cash provided (used) by  financing activities                                         49,094           (222,457)
                                                                                 -------------------------------------
  Net increase (decrease) in cash                                                          (23,484)            23,310
                                                                                 -------------------------------------
  CASH, beginning of period                                                                 42,294              6,656
                                                                                 -------------------------------------
  CASH, end of period                                                            $          18,810   $         29,966
                                                                                 =====================================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid in cash                                                        $          12,882   $         14,375
                                                                                 =====================================
  Non-Cash Financing Activities:
    Issuance of common stock to convert short-term debt                          $               0   $              0
                                                                                 =====================================
    Issuance of common stock to effectuate reorganization                        $               0   $              0
                                                                                 =====================================
    Stockholder loan offset in stockholder transactions                          $         126,107   $              0
                                                                                 =====================================

     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements
                     (Information with regard to the three
               months ended March 31, 2005 and 2004 is unaudited)

(1)  Summary of Significant Accounting Principles

The Company Union Dental Holdings, Inc., (f/k/a National Business Holdings, Inc.), (the Company) is a Florida chartered corporation which conducts business from its headquarters in Ft. Lauderdale, Florida. The Company was incorporated on November 26, 1996 and has elected December 31 as its fiscal year end. The Company has two distinct lines of business. Union Dental Corp., (UDC), acquired the assets of G.D. Green, DDS, P.A. and manages the operation of that general dental practice. Direct Dental Services, Inc., (DDS), negotiates contracts with labor union locals for the provision of dental services to union members in seventeen states, through network member dentists.

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

     e) Principles of consolidation and combination The consolidated financial statements include the accounts of Union Dental Holdings, Inc. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated. The financial statements of UDC and DDS for 2004 are presented as combined pursuant to Accounting Research Bulletin, (ARB), No. 51, since they are separate entities under common control.

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

     h) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $2,803, $3,260 and $9,880 and $7,530 for the three months ended March 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003, respectively.

     i) Inventory The Company values inventory of dental supplies at the lower of cost or market, using the specific unit cost method.

     j) Segment  information  The  Company  has two  distinct  related  lines of operations, the management of a general dental practice through UDC and maintaining a network of dental practices providing services through provider contracts with labor union locals negotiated by DDS. DDS represents approximately 26% of total assets, 19% of revenues and 100% of net loss. UDC represents approximately 73% of total assets, 81% of revenues and 100% of net income.

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

     n) Interim financial information The financial statements for the three months ended March 31, 2005 and 2004, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements


(2)  Stockholders' Equity

The Company has authorized 300,000,000 shares of $0.0001 par value common stock, and 25,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 28,569,939 shares of common stock issued and outstanding at March 31, 2005. The Company had issued 1,000,000 of its shares of preferred stock at March 31, 2005. These preferred shares carry super voting rights equal to 15,000,000 common shares.

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

In the first quarter 2005, the Company issued 50,000 shares of restricted common stock in exchange for $25,000 in cash, or $0.50 per share.

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements


(3)  Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The operating entities had elected Sub-chapter S status under the IRC Code and therefore were not subject to taxation at the corporate level. Distributions were made each year to the stockholder/s of the companies to allow for the payment of income taxes on a personal level. Sub-chapter S status is revoked automatically under the IRS Code as of the day the companies became wholly-owned subsidiaries of a publicly traded entity.

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

The Company has established a deferred income tax liability for the change in unearned membership fee income. This change was $92,800 for the first quarter 2005. The tax liability was calculated at 15%, or $13,900.

(4)  Long-term debt

In December 2004, DDS agreed to assume the debt obligation of the principal stockholder for the bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The interest rate of this debt is LIBOR plus 2.55% and requires payments of $20,250 plus accrued interest monthly, or $243,000 plus accrued interest annually. This loan matures on December 31, 2009. The loan is collateralized with 100% of the assets of DDS, UDC and the principal stockholder, tangible and intangible. The principal stockholder and UDC are also guarantors of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank.

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

Shareholder transactions in the net amount of $1,539,129 are the result of the following: a) UDHI acquiring UDC for a note payable to the principal stockholder in the amount of $1,000,000; b) DDS entered into a note payable in the amount of $1,215,000 to the bank replacing an existing note payable from the principal stockholder and c) these items are reduced by a note receivable from the same principal stockholder in the amount of $675,871. In the first quarter 2005, this net amount is further reduced by a loan from the stockholder in the amount of $126,107.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

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

Comparison of Operating Results for the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004

Revenues
     For the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, we generated revenue of $513,637 as compared to $686,239. The decrease in revenues is attributable to two factors: In order to assist dentists who have agreed to join our network in establishing a strong relationship with our unions, we have extended the term of most of our contracts from twelve to eighteen months. As a result revenues have declined and unearned memberships have increased. We also believe that management's decision to focus on closing the reverse merger with National Business Holdings, Inc., including time and effort in negotiating the transaction and coordinating with the auditors in connection with the audit and filing its 10KSB also contributed to a decline in our revenues.

Operating Expenses
     Operating expenses increased by $125,925 from $299,152 for the three months ended March 31, 2004 to $425,077 for the three months ended March 31, 2005. The increase in our operating expenses is due to increased general and administrative expenses and salaries we incurred for the three months ended March 31, 2005. Many of the additional general and administrative were the result of increased marketing expenses for DDS and consulting and professional fees incurred as a result of the filing of our 10KSB during the first quarter of 2005. The increase in salaries relates to adding additional personnel and normal wage increases.

Interest Expense
     Interest expense for the three months ended March 31, 2005, and for the three months ended March 31, 2004 were $12,882 and $14,375 respectively.

Net Income
     Our net income for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was $50,778 as compared to $372,725. The significant decrease in net income is primarily attributable to an increase in general and administrative expenses, an increase in salaries and the reduction of revenues.

     We recorded $0.00 in income per share for the three months ended March 31, 2005 as compared to 233.17 (fully diluted) for the three months ended March 31, 2004. The significant decline in income per share is due to the increased number of outstanding shares (from 1,000 to 28,569,939), which is primarily attributable to the Reorganization.

Income Tax Consequences

     Prior to their acquisition by Union Dental Holdings, both Union Dental Corp. and G.D. Green, DDS, P.A. were operated as an S corporations and any income tax payable were paid by their shareholders. With the subsequent acquisition by Union Dental Holdings, we will be required to pay income tax on the net income we generate.

As of March 31, 2005, our accumulated deficit was $329,147 which is the result of a shareholder distribution to a related party.

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

Assets and Liabilities
     Our total assets were $544,870 and $446,924 for the three months ended March 31, 2005 and for the twelve months ended December 31, 2004, respectively. Our assets consist primarily of our accounts receivable, net of allowance of $7,200 of $442,055, furniture, fixtures and equipment of $238,446, inventory of $22,665 and cash of $18,810 for the three months ended March 31, 2005.

     Total Current Liabilities were $835,520 and $871,959 for the three months ended March 31, 2005 and for the twelve months ended December 31, 2004 respectively. Our current liabilities consist primarily of unearned membership fees of $419,110 and the current portion of our note payable to the bank of $282,575.

     For the three months ended March 31, 2005, we had cash and accounts receivable totaling $18,810 and $442,055 respectively. We had total current assets of $487,508 as compared to $386,935 as of December 31, 2004. Our total current liabilities were $835,520 as compared to $871,959 as of December 31, 2004.

     Our long-term liabilities decreased from $972,000 as of December 31, 2004 to $904,500 as of March 31, 2005.

     For the three months ended March 31, 2005, we received a loan from a principal shareholder in the amount of $126,107. As a result, we have recorded shareholder transactions totaling $1,413,022 as compared to $1,539,129 for the period ended December 31, 2004. The $1,539,129 in shareholder transactions is the result of UHI acquiring from UDC a note payable in the amount of $1 million; DDS having entered into a note payable in the amount of $1,215,000 to the bank which replaced an existing note payable from the principal stockholder. These items are reduced by a note receivable from the same principal shareholder totaling $675,871. In the first quarter of 2005, this net amount was further reduced by a loan from the stockholder in the amount of $126,107.

     As a result of the foregoing accounting treatment of the various transactions, Dr. Green will be required to repay a portion of these sums to the Company. As of the date hereof, no repayment schedule has been established. To the extent that any sums are due as a result of any reclassification of goodwill, no payments will be made by Dr. Green.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     The only significant cash transaction other than that generated and used in operations has been that during January 2005, the Company issued 50,000 shares of restricted common stock in exchange for $25,000 in cash, or $0.50 per share.

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

     Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been anti-dilutive for the periods ended March 31, 2005 and 2004.

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


Item 3 - Controls and Procedures

     Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.



                                    PART II
                               OTHER INFORMATION


Item 1 Legal Proceedings

            None.


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     During January 2005, the Company conducted a private placement offering of our securities whereby we received proceeds in the amount of $25,000 pursuant to promissory notes that were subsequently converted into 50,000 shares of our restricted common stock. The debt was converted into our common stock at $.50 per share. This transaction was exempt from registration claimed under section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares were sold to one investor who was introduced to the Company by its officers and directors. The transaction did not include a public distribution or offering.


Item 3   Defaults upon senior securities

            None


Item 4   Submission of matters to a vote of security holders

            None


Item 5   Other information

            None


Item 6   Exhibits and reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1 * Certification of the Chief Executive Officer, dated May 14, 2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 * Certification of the Acting Chief Financial Officer, dated May 14, 2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 * Certification of the Chief Executive Officer, dated May 14, 2005, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 * Certification of the Acting Chief Financial Officer, dated May 14, 2005, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

------------
*     Filed herewith.


     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Union Dental Holdings, Inc.

                                        By: s/ George D. Green
                                        ---------------------------
                                        George D. Green
                                        Chief Executive Officer,
                                        President and Chairman of the Board*
Date: May 23, 2005
















     George D. Green has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.