Form 10QSB
period 2005-06-30
UNION DENTAL HOLDINGS, INC.
filed 2005-08-16
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, there were 30,607,486 shares of the Issuer's common stock, par value $0.0001 per share outstanding.



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

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

     Consolidated and Combined Statement of Operations for the three and six months ended June 30, 2005 and June 30, 2004 (unaudited)

     Consolidated and Combined Statement of Stockholders' Equity (Deficit)

     Consolidated and Combined Statement of Cash Flows for the Six Months Ended June 30, 2005 (unaudited)

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

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-3

Consolidated/Combined Statements of Operations...............................F-4

Consolidated Statement of Stockholders' Equity (Deficit).....................F-5

Consolidated/Combined Statements of Cash Flows...............................F-6

Notes to Consolidated/Combined Financial Statements..........................F-7

                           UNION DENTAL HOLDINGS INC.
                           Consolidated Balance Sheets

                                                                                     June 30,            December 31,
                                                                                        2005                 2004
                                                                                -------------------  --------------------
                                                                                    (unaudited)
                        ASSETS
CURRENT ASSETS
  Cash                                                                          $            48,627  $             42,294
  Accounts receivable, net of allowance of $7,200 and $7,200                                361,213               317,077
  Inventory                                                                                  25,185                24,055
  Prepaid expenses                                                                            4,865                 3,509
                                                                                -------------------  --------------------
          Total current assets                                                              439,890               386,935
                                                                                -------------------  --------------------
PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment                                                        521,647               237,730
   Accumulated depreciation                                                                (193,859)             (188,254)
                                                                                -------------------  --------------------
          Total property and equipment                                                      327,788                49,476
                                                                                -------------------  --------------------
OTHER ASSETS
   Other assets                                                                               9,513                10,513
                                                                                -------------------  --------------------
          Total other assets                                                                  9,513                10,513
                                                                                -------------------  --------------------
Total Assets                                                                    $           777,191  $            446,924
                                                                                ===================  ====================
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $            19,832  $             56,744
   Accounts payable - related party                                                               0               110,839
   Accrued expenses                                                                           9,448                     0
   Income taxes payable                                                                      36,450                     0
   Notes payable - current portion                                                          269,513               299,435
   Line of credit                                                                            17,663                47,813
   Customer deposits                                                                         32,961                30,802
   Unearned memberships                                                                     326,514               326,326
                                                                                -------------------  --------------------
          Total current liabilities                                                         712,381               871,959
                                                                                -------------------  --------------------
LONG-TERM LIABILITIES
   Note payable -bank                                                                     1,117,933               972,000
                                                                                -------------------  --------------------
          Total long-term liabilities                                                     1,117,933               972,000
                                                                                -------------------  --------------------
Total Liabilities                                                                         1,830,314             1,843,959
                                                                                -------------------  --------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 25,000,000 shares; 1,000,000
     issued and outstanding, respectively                                                       100                   100
  Common stock, $0.0001 and $1 par value, authorized 300,000,000 shares;
     29,373,840 and 28,519,939 issued and outstanding, respectively                           2,937                 2,852
  Additional paid-in capital                                                                692,737               519,067
  Accumulated (deficit) earnings                                                           (305,588)             (379,925)
                                                                                -------------------  --------------------
        Subtotal stockholders' equity before shareholder transactions                       390,186               142,094
  Shareholder transactions                                                               (1,443,309)           (1,539,129)
                                                                                -------------------  --------------------
          Total stockholders' equity (deficit)                                           (1,053,123)           (1,397,035)
                                                                                -------------------  --------------------
Total Liabilities and  Stockholders' Equity                                     $           777,191  $            446,924
                                                                                ===================  ====================


     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
               Consolidated and Combined Statements of Operations
                       Three and Six Months Ended June 30,
                                   (UNAUDITED)

                                                        Consolidated        Combined        Consolidated     Combined
                                                        Three months      Three months       Six months     Six months
                                                            2005              2004              2005           2004
                                                      ----------------- ---------------   --------------  ---------------

REVENUES                                              $         610,924 $       405,622   $    1,124,561  $     1,091,861

OPERATING EXPENSES
   Salaries                                                     160,335         115,750          329,055          231,768
   General and administrative expenses                          367,379         306,914          619,715          485,158
   Advertising                                                   20,552           1,833           21,770            6,275
   Depreciation                                                   2,802             300            5,605              748
                                                      ----------------- ---------------   --------------  ---------------

        Total expenses                                          551,068         424,797          976,145          723,949
                                                      ----------------- ---------------   --------------  ---------------

Income from operations                                           59,856         (19,175)         148,416          367,912

OTHER INCOME (EXPENSE)
 Interest income                                                      0               0                0               13
 Interest expense                                               (24,746)        (11,447)         (37,628)         (25,822)
 Reserve for bad debt                                                 0               0                0                0
                                                      ----------------- ---------------   --------------  ---------------

        Total other income (expense)                            (24,746)        (11,447)         (37,628)         (25,809)
                                                      ----------------- ---------------   --------------  ---------------

Income tax expense                                              (11,550)              0          (36,450)               0
                                                      ----------------- ---------------   --------------  ---------------

Net income                                            $          23,560 $       (30,622)  $     74,338    $       342,103
                                                      ================= ===============   ==============  ===============

Income per weighted average common shares
- basic                                               $            0.00 $        (30.62)  $         0.00  $        342.10
                                                      ================= ===============   ==============  ===============
Income per weighted average common shares
- fully diluted                                       $            0.00 $        (30.62)  $         0.00  $        342.10
                                                      ================= ===============   ==============  ===============

Number of weighted average common shares
outstanding - basic                                          28,964,023           1,000       28,763,650            1,000
                                                      ================= ===============   ==============  ===============
Number of weighted average common shares
outstanding -fully diluted                                   29,714,023           1,000       29,513,650            1,000
                                                      ================= ===============   ==============  ===============




     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
      Consolidated and Combined Statement of Stockholders' Equity (Deficit)


                                                  Number    Common                                                      Total
                                    Number of        of     Stock   Preferred   Additional   Retained               Stockholders
                                     Shares      Shares     Par       Stock      Paid-In     Earnings   Shareholder    Equity
                                     Common     Preferred   Value   Par Value    Capital    (Deficit)  Transactions   (Deficit)
                                  ------------ ---------- -------- ---------- ------------ ---------- ------------- ------------
BEGINNING BALANCE,
  December 31, 2002                      1,000          0 $  1,000 $        0 $          0 $  237,935 $           0 $    238,935
Net income                                   0          0        0          0            0    762,168             0      762,168
Net income distributed                       0          0        0          0            0   (764,053)            0     (764,053)
                                  ------------ ---------- -------- ---------- ------------ ---------- ------------- ------------
BALANCE, December 31, 2003               1,000          0    1,000          0            0    236,050             0      237,050

Net income distributed                       0          0        0          0            0   (384,914)            0     (384,914)
Reorganization                      27,499,000  1,000,000    1,750        100        9,295   (236,050)   (1,539,129)  (1,764,034)
Conversion of notes - $0.50/sh.        913,939          0       91          0      456,783          0             0      456,874
Stock issued for services -
$0.50/sh                               106,000          0       11          0       52,989          0             0       53,000
Net income                                   0          0        0          0            0      4,989             0        4,989
                                  ------------ ---------- -------- ---------- ------------ ---------- ------------- ------------
BALANCE,  December 31,2004          28,519,939  1,000,000    2,852        100      519,067   (379,925)   (1,539,129)  (1,397,035)

Stock issued for cash                  120,000          0       12          0       59,988          0             0       60,000
Stock issued for assets                733,901          0       73          0      113,682          0             0      113,755
Stockholder loan to Company                  0          0        0          0            0          0        95,820       95,820
Net income                                   0          0        0          0            0     74,337             0       74,337
                                  ------------ ---------- -------- ---------- ------------ ---------- ------------- ------------
Ending Balance, June 30, 2005
(unaudited)                         29,373,840  1,000,000 $  2,937        100 $    692,737 $ (305,588)$  (1,443,309)$ (1,053,123)
                                  ============ ========== ======== ========== ============ ========== ============= ============










     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
               Consolidated and Combined Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)

                                                                                    Consolidated            Combined
                                                                                        2005                  2004
                                                                                --------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $              74,337 $            342,103
Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation                                                                              5,605                  748
      Stock issued for services                                                                     0                    0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                 (51,336)             (64,529)
   (Increase) decrease in inventory                                                            (1,130)                   0
   (Increase) decrease in prepaid expenses                                                     (1,356)             (10,000)
   (Increase) decrease in other assets                                                          1,000                    0
   Increase (decrease) in accounts payable                                                   (147,753)             (14,821)
   Increase (decrease) in accrued expenses                                                      9,448                7,323
   Increase (decrease) in income tax payable                                                   36,450                    0
   Increase (decrease) in customer deposits                                                     2,159                  177
   Increase (decrease) in unearned memberships                                                    188              (27,334)
                                                                                --------------------- --------------------
Net cash provided by operating activities                                                     (72,388)             233,667
                                                                                --------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                         (170,162)             (12,426)
                                                                                --------------------- --------------------
Net cash used by investment activities                                                       (170,162)             (12,426)
                                                                                --------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt                                                                    0              175,000
   Proceeds from long-term debt                                                               250,000                    0
   Payments on line of credit                                                                 (30,150)                   0
   Net income distributed                                                                           0             (283,677)
   Payments on notes payable                                                                 (126,787)             (82,372)
   Common stock sold for cash                                                                  60,000                    0
   Proceeds from loan from officer/shareholder                                                 95,820                    0
                                                                                --------------------- --------------------
Net cash provided (used) by  financing activities                                             248,883             (191,049)
                                                                                --------------------- --------------------
Net increase (decrease) in cash                                                                 6,333               30,192
                                                                                --------------------- --------------------
CASH, beginning of period                                                                      42,294               16,656
                                                                                --------------------- --------------------
CASH, end of period                                                             $              48,627 $             46,848
                                                                                ===================== ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid in cash                                                         $              37,628 $             14,375
                                                                                ===================== ====================
Non-Cash Financing Activities:
  Issuance of common stock to acquire assets                                    $             113,755 $                  0
                                                                                ===================== ====================
  Stockholder loan offset in stockholder transactions                           $              95,820 $                  0
                                                                                ===================== ====================


     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
                       Notes to Consolidated and Combined
              Financial Statements (Information with regard to the
              six months ended June 30, 2005 and 2004 is unaudited)

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

     c) Stock compensation for services rendered The Company occasionally issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and are charged to operations.

     d) Significant acquisition In December 2004, the Company entered into an agreement to acquire Union Dental Corp. and Direct Dental Services, Inc., both Florida corporations, in a reverse merger, which was accounted for as a reorganization of UDC and DDS, in exchange for 17,500,000 restricted common shares and 1,000,000 restricted preferred shares. In May 2005, the Company acquired certain assets of Dental Visions, Inc., (DVI), in exchange for 733,901 shares of common stock valued at $113,755 and payment of DVI debt in the amount of $169,486, for a total valuation of $283,241.

     e) Principles of consolidation and combination The consolidated financial statements include the accounts of Union Dental Holdings, Inc. and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated. The financial statements of UDC and DDS for 2004 are presented as combined pursuant to Accounting Research Bulletin, (ARB), No. 51, since they were separate entities under common control.

     f) Revenue recognition The Company's revenues are generated through provision of dental services and the sale of the right to provide dental services to labor union members in an exclusive geographic area through various contracts with the labor unions. The Company records revenue when dental services are provided and the dentist member fees are amortized over the term of the contract.

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(1)  Summary of Significant Accounting Principles
     g) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     h) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results.

     Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $2,802, $300, $5,605 and $748 for the three and six months ended June 30, 2005 and 2004, respectively.

     i) Inventory The Company values inventory of dental supplies at the lower of cost or market, using the specific unit cost method.

     j) Segment information The Company has two distinct related lines of operations, the management of a general dental practice through UDC and maintaining a network of dental practices providing services through provider contracts with labor union locals negotiated by DDS. At June 30, 2005, DDS represents approximately 17% of total assets, 27% of revenues and 40% of net income. UDC represents approximately 46% of total assets, 73% of revenues and 60% of net income.

     k) Bad debt reserve The Company reviews its accounts receivable regularly, (at least quarterly), to evaluate the need to modify its reserve for uncollectible accounts receivable. At December 31, 2004, the Company has established a reserve for bad debt in the amount of $7,200, and remains unchanged at June 30, 2005. The Company does not believe that this amount will become a significant amount, as its receivables are from numerous individual patients, several insurance companies and numerous dentists in its network, each of which is relatively small in individual amount.

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

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(1)  Summary of Significant Accounting Principles
     n) Interim financial information The financial statements for the three and six months ended June 30, 2005 and 2004, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 300,000,000 shares of $0.0001 par value common stock, and 25,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 29,373,840 shares of common stock issued and outstanding at June 30, 2005. The Company had issued 1,000,000 of its shares of preferred stock at June 30, 2005. These preferred shares carry super voting rights equal to 15,000,000 common shares.

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

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(2)  Stockholders' Equity,  continued.
     In the first and second quarter 2005, the Company issued 120,000 shares of restricted common stock in exchange for $60,000 in cash, or $0.50 per share. In the second quarter the Company issued 733,901 shares of restricted common stock in exchange for assets valued at $113,755, or $0.155 per share, (see note 1d).

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The operating entities had elected Sub-chapter S status under the IRC Code and therefore were not subject to taxation at the corporate level. Distributions were made each year to the stockholder's of the companies to allow for the payment of income taxes on a personal level. Sub-chapter S status is revoked automatically under the IRS Code as of the day the companies became wholly-owned subsidiaries of a publicly traded entity.

     At December 31, 2004, the Company has a book-tax timing difference. This is the result of accounting for customer deposits, ($30,802), and unearned memberships, ($326,326), as deferred revenue for book purposes and as income on the cash basis income tax returns. As such, this $357,128, will not be taxed on the Company's 2005 income tax return and will reduce the
     Company's  2005 tax  liability  in an  amount  ranging  from  approximately
     $53,500 (15% rate) to $135,700 (38%) on the Company's federal return and approximately $19,600 on the Company's Florida return. These savings are entirely dependent on the Company's tax rate inclusive of this income for 2005. The Company has established a deferred tax asset in the amount of $74,000, utilizing the lowest possible income tax rates. However, the Company has established a 100% valuation allowance against this asset as there is no assurance that the Company will be able to utilize this benefit in 2005., which is the only year it is available. This is due to multiple factors: 1 - this is a newly reorganized company and is publicly traded for the first time, as such there are significant additional expenditures expected related to this status and 2 - the Company is expecting to expand its business and expects significant expenditures related to this expansion. The Company has established a deferred income tax liability for the change in unearned membership fee income. This change was $200 for the first half-year 2005. The tax liability was calculated at 15%, or $30.

(4) Long-term debt In December 2004, DDS agreed to assume the debt obligation of the principal stockholder for the bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The interest rate of this debt is LIBOR plus 2.55% and requires payments of $20,250 plus accrued interest monthly, or $243,000 plus accrued interest annually. This loan matures on December 31, 2009. The loan is collateralized with 100% of the assets of DDS, UDC and the principal stockholder , tangible and intangible. The principal stockholder and UDC are also guarantors of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder , assigned to the bank. In the second quarter of 2005, this loan was increased $250,000 as part of the acquisition of $283,241 of fixed assets.

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

(6) Commitments and contingencies The Company leases its office facility under a five year lease that expires May 2007. The monthly lease payments are $2,300 per month or $27,600 per year. In May 2005, the Company assumed a lease for additional space as part of the DVI asset acquisition. This lease also has five years remaining, expiring May 2010, and the monthly payment is $2,175, or $26,100 per year, for a total of $53,700 per year.

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

     As a private company, DDS and UDC have, at various times loaned the sole stockholder money, which has been repaid in part. These advances and repayments have the characteristics of a line of credit. At December 31, 2004 and 2003, the now principal stockholder of the consolidated company owed DDS and UDC combined $0 and $280,654, respectively. Shareholder transactions in the net amount of $1,539,129 are the result of the following: a) UDHI acquiring UDC for a note payable to the principal stockholder in the amount of $1,000,000; b) DDS entered into a note payable in the amount of $1,215,000 to the bank replacing an existing note payable from the principal stockholder and c) these items are reduced by a note receivable from the same principal stockholder in the amount of $675,871. In the first half-year 2005, this net amount is further reduced by a loan from the stockholder in the amount of $95,800.

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

     The Company accounts for outstanding options in accordance with Accounting Principles Board, (APB), Opinion 25. Financial Accounting Standards Board,
     (FASB), SFAS No. 148 requires footnote disclosure of the effects on the financial statements if the Company had accounted for the options under the fair value method , (Black- Scholes), in accordance with SFAS No. 123. Using the Black-Scholes model, the Company would have recorded $0 expense for these options, therefore there would have been no effects on the financial statements as published.

(10) Subsequent events
     a) Stockholders' equity In July 2005, the Company issued 325,000 shares under the Form S-8 and 5,000 shares of restricted under Rule 144 common stock to two and one persons, respectively, in exchange for services rendered. These shares were valued at $48,750 and $375 in total, or $0.15 and $0.075 per share, respectively.

     On July 1, 2005, the Company filed a Form S-8 to register up to 5,000,000 shares to be issued under its Stock Option Plan. Except for the 325,000 shares of common stock described above, no shares or options have been issued pursuant to this Plan.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

Plan of Operations

     We operate our business through our two wholly owned subsidiaries, Direct Dental Services, Inc. ("DDS") and Union Dental Corp. ("UDC"). DDS operates a network of duly licensed dental providers. Members of the dental network pay an annual management service fee for the right to be a member of the dental network. UDC operates a dental practice in Coral Springs, Florida. The Company plans to expand its line of business by acquiring dental practices and recruiting new dental practitioners to join its dental network servicing the union contracts. The Company may also expand and offer participating unions other professional services such as chiropractic and eye glass providers.

     Management's current focus is the expansion of its network of dental providers, who will provide their services to the union members. We intend to expand in existing markets primarily by enhancing the operating performance of our existing office, by acquiring dental practices, by adding union contracts in states where we currently do not have union contracts and by developing dental network union contracts with other unions. In furtherance of these objectives, during our last fiscal quarter we acquired substantially all of the assets of a dental practice located in Coral Springs, Florida ("Dental Visions") for a purchase price of $283,241 consisting of the assumption of $169,486 in debt and the issuance of 733,901 shares of our common stock with an agreed value of $.155 per share. We successfully integrated the operations of Dental Visions into UDC. At this time it is not possible to project what income or expenses will result from the expansion of these services.

Comparison of Operating Results for the Quarter Ended June 30, 2005 to the Quarter Ended June 30, 2004

Revenues

     Revenues for the three months ended June 30, 2005 as compared to June 30, 2004 were $610,924 as compared to $405,622, an increase of approximately 50%. Revenues for the six months ended June 30, 2005 were $1,124,561 as compared to $1,091,861 for the six months ended June 30, 2004, an increase of approximately 3%. The increase in revenues, especially during the second quarter of 2005 is attributable to two factors: Increased revenues as a result of the acquisition and integration of the assets of Dental Visions into UDC and management's ability to focus on expanding the operations of the business.

Operating Expenses

     Operating expenses for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 increased by $126,271, increasing from $551,068 and $976,145, an increase of approximately 77%. The increase in our operating expenses is a result of increased general and administrative expenses and salaries. Many of the additional general and administrative expenses were the result of increased marketing expenses for DDS, consulting and professional fees incurred as a result of the filing of our annual report during the first quarter of 2005 and increased costs associated with the purchase of the assets and assumption of liabilities of Dental Vision. The increase in salaries relates to adding additional personnel and normal wage increases.

     Operating expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 increased from $424,797 and $723,949, an increase of approximately 70%. This increase is attributable to increased general and administrative expenses and increased salaries which the Company has incurred as it expands its operations.

Interest Expense

     Interest expense for the three and six months ended June 30, 2005, was $24,746 and $37,628 as compared to $11,447 and $25,809 for the three and six months ended June 30, 2004. The increase is primarily attributable to increased borrowing costs associated with an increase in our bank line of credit.

Net Income

     Our net income for the three months ended June 30, 2005 was $73,052 as compared to a net loss of $30,622 for the three months ended June 30, 2004. The reversal of the loss is primarily attributable to increased revenues.

     Our net income for the six months ended June 30, 2005 was $74,338 as compared to net income of $342,103 for the six months ended June 30, 2004, a decline of $267,765. The overall decline in our net income over this period is primarily attributable to an increase in general and administrative expenses and an increase in salaries despite an increase in revenues for the six month period from $1,091,861 to $1,124,561.

     We recorded zero (-0-) in income per share for both the three and six months ended June 30, 2005 as compared to a loss per share of $(30.62) for the three months ended June 30, 2004 and net income per share of $342.10 for the six months ended June 30, 2004.

Income Tax Consequences

     Prior to their acquisition by Union Dental Holdings, both Union Dental Corp. and G.D. Green, DDS, P.A. were operated as an S corporations and any income tax payable were paid by their shareholders. With the subsequent acquisition by Union Dental Holdings, we are required to pay income tax on the net income we generate.

Liquidity and Capital Resources

     We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development, marketing and expenses related to the filing and preparation of our SEC filings.

     We intend to seek additional financing to fully implement our business plan. Additional financing will enable us to expand our dental network and acquire additional dental practices. Additional working capital may be available through third party financing sources. There can be no assurance that we will be successful in securing any type of debt or equity financing.

     If we are successful in securing additional financing, we believe that our business model can be expanded into other professional fields. We believe that a niche market exists in both the chiropractic and optometry fields. If we determine that we can successfully market these services to unions together with our dental program, we will attempt to secure a network of chiropractors and optometrists.

Assets and Liabilities

     Our total assets were $777,191 as of June 30, 2005 as compared to $446,924 as of December 31, 2004. respectively. Our assets as of June 30, 2005 consisted primarily of our accounts receivable, net of allowance of $361,213 furniture, fixtures and equipment of $327,788 (net of depreciation), inventory of $25,185 and cash of $48,627. As of December 31, 2004, accounts receivable, net of allowance was $317,077, furniture, fixtures and equipment was $49,476 (net of depreciation) inventory was $24,055 and cash of $42,294.

     Accounts receivable increased by approximately $44,000 while our property and equipment increased by $278,312. The increase in both our accounts receivable and the value of our property and equipment is primarily attributable to our acquisition of Dental Visions.

     Total Current Liabilities as of June 30, 2005 were $712,381 consisting primarily of $326,514 in unearned membership interests, $269,513 representing the current portion of a note payable, $36,450 in income taxes payable and $32,961 in customer deposits. Total current liabilities as of December 31, 2004 were $871,959 consisting primarily of $326,326 in unearned memberships, $299,435 representing the current portion of a note payable, $110,839 due a related party and $47,813 from our line of credit.

     Our long-term liabilities increased from $972,000 as of December 31, 2004 to $1,117,933, an increase of approximately 15%. This increase was primarily attributable to refinancing our loan with the bank to enable us to finance additional acquisitions.

     As of June 30, 2005, we have a stockholders deficit of $(1,053,123). This compares to a stockholders deficit of $(1,397,035) as of December 31, 2004. The reduction of our stockholders deficit is due to three factors; net income of approximately $74,000, a net change of $96,000 relating to a loan received from a principal stockholder, less any notes receivable from the same principal shareholder, plus stock issued for $60,000.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     The only significant cash transaction other than that generated and used in operations has been that during June 2005, the Company issued 70,000 shares of restricted common stock in exchange for $35,000 in cash, or $0.50 per share.

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

                                    PART II
                               OTHER INFORMATION


Item 1 - Legal Proceedings

     During the second quarter of 2005, DDS was sued by a former member of our DDS network. The suit alleges that the company breached the exclusivity provisions of its agreement with DDS by selling the territory to another dentist The lawsuit was filed in Dade County, Florida (Case No. 05-08811 CA 2). Management believes that it has a meritorious defense to this action in that the territory was only sold after the plaintiff failed to make the required payments due under the management agreement to remain part of the DDS network.

     During the second quarter of 2005 we were sued by another dentist who was previously a DDS member, The suit was filed in Dade County, Florida (Case No. 05-0077-99) and alleges tortuous interference with a business relationship and liable. Management believes that it has meritorious defenses in that this action was brought in response to a lawsuit filed by the company against the same dentist for breach of contract, slander, tortuous interference with a business relationship and injunctive relief (Case No. 04-12109 CA 10). The Company filed this action when the dentist failed to pay the required fee to remain a member of the DDS network and attempted to create his own network of service providers.


Item 2 - Changes in securities, use of proceeds and small business issuer of equity securities

     In May 2005, we issued a total of 733,901 shares of our common stock to a single investor in consideration for the transfer of the assets and assumption of certain liabilities of Dental Vision.

     During June 2005, the Company issued 70,000 shares at a cost of $.50 per share to an investor.

     The transactions were exempt from registration claimed under section 4(2) of the Securities Act of 1933, as amended and neither of the identified transactions included a public distribution or offering.


Item 3 - Defaults upon senior securities

     None


Item 4 - Submission of matters to a vote of security holders

     None

Item 5 - Other information

     None


Item 6 - Exhibits and reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1  *   Certification  of the Chief  Executive  Officer,  dated May 14,  2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2  *   Certification  of the Acting Chief  Financial  Officer,  dated May 14,
          2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification Chief Executive Officer, dated May 14, 2005, pursuant to
          Section 906 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification  Acting  Chief  Financial  Officer,  dated May 14, 2005, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

------------
*     Filed herewith.


     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

            1.    Form 8-K filed May 24, 2005.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Union Dental Holdings, Inc.

                                      By: s/ George D. Green
                                      ---------------------------
                                      George D. Green
                                      Chief Executive Officer,
                                      President and Chairman of the Board*
Date: August 17, 2005




-------------------
* George D. Green has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.