Form 10QSB
period 2005-09-30
UNION DENTAL HOLDINGS, INC.
filed 2005-11-21
CIK 1138586

<                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 12B-25

                           NOTIFICATION OF LATE FILING



Commission File Number: 000-32563
Cusip Number:  890653R101

(Check One)

           [_] Form 10-K [_] Form 10-KSB [_] Form 20-F [_] Form 11-K
                  [_] Form 10-Q [X] Form 10-QSB [_] Form N-SAR


For Period Ended:   September 30, 2005



                           [_] Transition Report on Form 10-K
                           [_] Transition Report on Form 20-F
                           [_] Transition Report on Form 11-K
                           [_] Transition Report on Form 10-Q
                           [_] Transition Report on Form N-SAR

For the Transition Period Ended:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -



NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.



- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                        PART 1 -- REGISTRANT INFORMATION

                           UNION DENTAL HOLDINGS, INC.
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                             Full Name of Registrant

                                       N/A
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                            Former Name if Applicable

                        1700 University Drive, Suite 200
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
            Address of Principal Executive Office (Street and Number)

                          Coral Springs, Florida 33071
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                            City, State and Zip Code


                       PART II -- RULES 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K, or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[_] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                              PART III -- NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 20-F, 11-K, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (ATTACH EXTRA SHEETS IF NEEDED)


The company has not been able to review the quarterly report, the financial statements and provide the necessary certification We expect to file the required report within the allotted extension.

                          PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

         George D. Green           (954)              575-2252
         ---------------------  --------------   ------------------------
             (Name)              (Area Code)      (Telephone Number)


(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such reports been filed? If answer is no, identify report(s).

    [X] Yes     [_] No


(3) Is it anticipated that any significant change in results or operations from the corresponding period for the last fiscal quarter will be reflected by the earnings statements to be included in the subject report or portion thereof?

    [_] Yes     [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if separate, state the reasons why a reasonable estimate of the results cannot be made.



                                   SIGNATURES


                          UNION DENTAL HOLDINGS, INC.
                   - - - - - - - - - - - - - - - - - - - - - -
                  (Name of Registrant as Specified in Charter)


has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


 Date: November 14, 2005

                           By:  /s/ George D. Green
                           ----------------------------------------
                           Name: George D. Green
                           Title: President and Director