Form 10QSB/A
period 2005-09-30
UNION DENTAL HOLDINGS, INC.
filed 2005-11-22
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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


Indicate by a check mark whether the registrant is a shell Company (as defined
by Rule 12b-2 of the Act).     Yes |_|     No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2005 there were 30,432,657 shares of the Issuer's common stock, par value $0.0001 per share outstanding.


Transitional Small Business Disclosure Format (Check one):   Yes |_| No |X|.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB and Form SB-2 which have been filed with the Securities and Exchange Commission. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                      INDEX

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

     Consolidated and Combined Statement of Operations for the three and nine months ended September 30, 2005 and September 30, 2004 (unaudited)

     Consolidated and Combined Statement of Stockholders' Equity (Deficit)

     Consolidated and Combined Statement of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2004(unaudited)

     Notes to Interim Financial Statements

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures


PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. FINANCIAL INFORMATION
                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated/Combined Statements of Operations...............................F-3

Consolidated Statement of Stockholders' Equity (Deficit).....................F-4

Consolidated/Combined Statements of Cash Flows...............................F-5

Notes to Financial Statement.................................................F-6

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated/Combined Statements of Operations...............................F-3

Consolidated Statement of Stockholders' Equity (Deficit).....................F-4

Consolidated/Combined Statements of Cash Flows...............................F-5

Notes to Consolidated/Combined Financial Statements..........................F-6

                           UNION DENTAL HOLDINGS INC.
                           Consolidated Balance Sheets

                                                                                      September 30,            December 31,
                                                   ASSETS                                  2005                    2004
                                                                                 ----------------------- ------------------------
CURRENT ASSETS                                                                         (unaudited)
  Cash                                                                           $               227,284 $                 42,294
  Accounts receivable, net of allowance of $7,200 and $7,200                                     422,068                  317,077
  Inventory                                                                                       23,411                   24,055
  Prepaid expenses                                                                                 4,646                    3,509
                                                                                 ----------------------- ------------------------

          Total current assets                                                                   677,409                  386,935
                                                                                 ----------------------- ------------------------

PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment                                                             521,647                  237,730
   Accumulated depreciation                                                                     (196,662)                (188,254)
                                                                                 ----------------------- ------------------------

          Total property and equipment                                                           324,985                   49,476
                                                                                 ----------------------- ------------------------
OTHER ASSETS
   Other assets                                                                                    9,013                   10,513
                                                                                 ----------------------- ------------------------

          Total other assets                                                                       9,013                   10,513
                                                                                 ----------------------- ------------------------

Total Assets                                                                     $             1,011,407 $                446,924
                                                                                 ======================= ========================
                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                              $                15,070 $                 56,744
   Accounts payable - related party                                                                    0                  110,839
   Accrued expenses                                                                                4,091                        0
   Income taxes payable                                                                                0                        0
   Notes payable - current portion                                                               833,160                  299,435
   Line of credit                                                                                 29,872                   47,813
   Customer deposits                                                                              31,409                   30,802
   Unearned memberships                                                                          352,371                  326,326
                                                                                 ----------------------- ------------------------

          Total current liabilities                                                            1,265,973                  871,959
                                                                                 ----------------------- ------------------------
LONG-TERM LIABILITIES
   Note payable -bank                                                                          1,048,733                  972,000
                                                                                 ----------------------- ------------------------

          Total long-term liabilities                                                          1,048,733                  972,000
                                                                                 ----------------------- ------------------------

Total Liabilities                                                                              2,314,706                1,843,959
                                                                                 ----------------------- ------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 25,000,000 shares; 1,000,000
     issued and outstanding, respectively                                                            100                      100
  Common stock, $0.0001 and $1 par value, authorized 300,000,000 shares;
     30,432,657 and 28,519,939 issued and outstanding, respectively                                3,043                    2,852
  Additional paid-in capital                                                                     824,208                  519,067
  Accumulated (deficit) earnings                                                                (652,641)                (379,925)
                                                                                 ----------------------- ------------------------
        Subtotal stockholders' equity before shareholder transactions                            174,710                  142,094
  Shareholder transactions                                                                    (1,478,009)              (1,539,129)
                                                                                 ----------------------- ------------------------

          Total stockholders' equity (deficit)                                                (1,303,299)              (1,397,035)
                                                                                 ----------------------- ------------------------

Total Liabilities and  Stockholders' Equity                                      $             1,011,407 $                446,924
                                                                                 ======================= ========================


     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
               Consolidated and Combined Statements of Operations
                    Three and Nine Months Ended September 30,
                                   (UNAUDITED)

                                               Consolidated           Combined           Consolidated         Combined
                                               Three months         Three months         Nine months         Nine months
                                                   2005                 2004                 2005               2004
                                            ---------------------  -----------------   ------------------ --------------------

REVENUES                                    $             499,035  $         397,803   $        1,623,596 $          1,489,664

OPERATING EXPENSES
   Salaries                                               226,368            171,525              555,423              403,293
   General and administrative expenses                    614,015            250,298            1,233,730              735,456
   Advertising                                             11,233             10,002               33,003               16,277
   Depreciation                                             2,803              6,660                8,408                7,408
                                            ---------------------  -----------------   ------------------ --------------------

        Total expenses                                    854,419            438,485            1,830,564            1,162,434
                                            ---------------------  -----------------   ------------------ --------------------

Income(loss) from operations                             (355,384)           (40,682)            (206,968)             327,230

OTHER INCOME (EXPENSE)
 Interest income                                                0                  0                    0                   13
 Interest expense                                        (28,119)           (18,532)             (65,747)             (44,354)
 Reserve for bad debt                                           0                  0                    0                    0
                                            ---------------------  -----------------   ------------------ --------------------

        Total other income (expense)                      (28,119)           (18,532)             (65,747)             (44,341)
                                            ---------------------  -----------------   ------------------ --------------------

Income tax expense                                         36,450                  0                    0                    0
                                            ---------------------  -----------------   ------------------ --------------------

Net income (loss)                           $         (347,053)    $       (59,214)    $      (272,715)   $          282,889
                                            =====================  =================   ================== ====================

Income(loss) per weighted average common
shares - basic                              $             (0.00)   $      (59.21)      $        (0.00)    $         282.89
                                            =====================  =================   ================== ====================
Income (loss) per weighted average common
shares - fully diluted                      $             (0.00)   $       (59.21)     $         (0.00)   $         282.89
                                            =====================  =================   ================== ====================

Number of weighted average common shares
outstanding - basic                                    30,263,388              1,000           29,852,499                1,000
                                            =====================  =================   ================== ====================
Number of weighted average common shares
outstanding -fully diluted                             31,013,388              1,000           30,602,499                1,000
                                            =====================  =================   ================== ====================







     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
      Consolidated and Combined Statement of Stockholders' Equity (Deficit)


                                            Number      Common                                                            Total
                                Number of     of        Stock      Preferred     Additional    Retained                tockholders
                                  Shares    Shares       Par         Stock         Paid-In     Earnings  Shareholder     Equity
                                  Common   Preferred     Value     Par Value       Capital    (Deficit)  Transactions  (Deficit)
                               ---------- ----------- ---------- ------------  ------------ ------------ ------------ ------------
BEGINNING BALANCE,
  December 31, 2002                 1,000           0 $    1,000 $          0  $          0 $    237,935 $          0 $    238,935
Net income                              0           0          0            0             0      762,168            0      762,168
Net income distributed                  0           0          0            0             0     (764,053)           0     (764,053)
                               ---------- ----------- ---------- ------------  ------------ ------------ ------------ ------------
BALANCE, December 31, 2003          1,000           0      1,000            0             0      236,050            0      237,050

Net income distributed                  0           0          0            0             0     (384,914)           0     (384,914)
Reorganization                 27,499,000   1,000,000      1,750          100         9,295     (236,050) (1,539,129)   (1,764,034)
Conversion of notes - $0.50/sh.   913,939           0         91            0       456,783            0            0      456,874
Stock issued for services -
$0.50/sh                          106,000           0         11            0        52,989            0            0       53,000
Net income                              0           0          0            0             0        4,989            0        4,989
                               ---------- ----------- ---------- ------------  ------------ ------------ ------------ ------------
BALANCE,  December 31,2004     28,519,939   1,000,000      2,852          100       519,067     (379,925)  (1,539,129)  (1,397,035)

Stock issued for cash             298,817           0         30            0        76,422            0            0       76,452
Stock issued for assets           733,901           0         73            0       113,682            0            0      113,755
Stock issued for services         880,000           0         88            0       115,037            0            0      115,125
Stockholder loan to Company             0           0          0            0             0            0       61,120       61,120
Net income                              0           0          0            0             0     (272,716)           0     (272,716)
                               ---------- ----------- ---------- ------------  ------------ ------------ ------------ ------------
Ending Balance, September 30,
2005 (unaudited)               30,432,657   1,000,000 $    3,043          100  $    824,208 $   (652,641)$ (1,478,009)$(1,303,299)
                               ========== =========== ========== ============  ============ ============ ============ ============




















     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
               Consolidated and Combined Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                                    Consolidated             Combined
                                                                                        2005                   2004
                                                                                ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $            (272,716) $             282,889
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
      Depreciation                                                                              8,408                  7,408
      Stock issued for services                                                               115,125                      0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                (104,991)               (40,472)
   (Increase) decrease in inventory                                                               644                      0
   (Increase) decrease in prepaid expenses                                                     (1,137)                  (816)
   (Increase) decrease in other assets                                                          1,500                 (1,680)
   Increase (decrease) in accounts payable                                                   (152,513)                24,003
   Increase (decrease) in accrued expenses                                                      4,091                      0
   Increase (decrease) in income tax payable                                                        0                      0
   Increase (decrease) in customer deposits                                                       607                   (274)
   Increase (decrease) in unearned memberships                                                 26,045                 28,870
                                                                                ---------------------  ---------------------
Net cash provided (used) by operating activities                                             (374,937)               299,928
                                                                                ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                         (170,161)               (12,606)
                                                                                ---------------------  ---------------------
Net cash used by investment activities                                                       (170,161)               (12,606)
                                                                                ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt                                                              606,611                235,000
   Proceeds from long-term debt                                                               250,000                      0
   Payments on line of credit                                                                 (17,941)                     0
   Net income distributed                                                                           0               (438,876)
   Payments on notes payable                                                                 (229,702)               (94,492)
   Common stock sold for cash                                                                  60,000                      0
   Proceeds from loan from officer/shareholder                                                 95,820                      0
   Payments on loan from officer/shareholder                                                  (34,700)                     0
                                                                                ---------------------  ---------------------
Net cash provided (used) by  financing activities                                             730,088               (298,368)
                                                                                ---------------------  ---------------------
Net increase (decrease) in cash                                                               184,990                (11,046)
                                                                                ---------------------  ---------------------
CASH, beginning of period                                                                      42,294                 16,656
                                                                                ---------------------  ---------------------
CASH, end of period                                                             $             227,284  $               5,610
                                                                                =====================  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid in cash                                                         $              65,747  $              44,354
                                                                                =====================  =====================
Non-Cash Financing Activities:
  Issuance of common stock to acquire assets                                    $             113,755  $                   0
                                                                                =====================  =====================
  Issuance of common stock to settle short-term debt                            $              16,451  $                   0
                                                                                =====================  =====================
  Stockholder loan offset in stockholder transactions                           $              61,120  $                   0
                                                                                =====================  =====================




     The accompanying notes are an integral part of the financial statements

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
                            Notes to Consolidated and
                   Combined Financial Statements (Information
                 with regard to the nine months ended September
                         30, 2005 and 2004 is unaudited)

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

     h) Property and equipment, continued of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $2,803, $6,660, $8,408 and $7,408 for the three and nine months ended September 30, 2005 and 2004, respectively.

     i) Inventory The Company values inventory of dental supplies at the lower of cost or market, using the specific unit cost method.

     j) Segment information The Company has two distinct related lines of operations, the management of a general dental practice through UDC and maintaining a network of dental practices providing services through provider contracts with labor union locals negotiated by DDS. At September 30, 2005, DDS represents approximately 36% of total assets, 27% of revenues and 88% of net income. UDC represents approximately 64% of total assets, 73% of revenues and 17% of net income.

     k) Bad debt reserve The Company reviews its accounts receivable regularly, (at least quarterly), to evaluate the need to modify its reserve for uncollectible accounts receivable. At December 31, 2004, the Company has established a reserve for bad debt in the amount of $7,200, and remains unchanged at September 30, 2005. The Company does not believe that this amount will become a significant amount, as its receivables are from numerous individual patients, several insurance companies and numerous dentists in its network, each of which is relatively small in individual amount.

     l) Unearned memberships Dentists enroll and renew their contracts for one or one and one-half year terms at various times throughout the year. Most of the membership fees are paid at the signing of the contract and renewal. The fees are amortized over the term of the related contract.

     m) Advertising Advertising costs are expensed when incurred.

     n) Interim financial information The financial statements for the three and nine months ended September 30, 2005 and 2004, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 300,000,000 shares of $0.0001 par value common stock, and 25,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 30,432,657 shares of common stock issued and outstanding at September 30, 2005. The Company had issued 1,000,000 of its shares of preferred stock at June 30, 2005. These preferred shares carry super voting rights equal to 15,000,000 common shares.

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

     In February 2004, the Company issued 10,000,000 shares of common stock for $25,000 in cash, or $0.0025 per share. In May 2004, the Company retired 15,001,373 shares as a result of a 1 for 40 reverse split of the stock. In May 2004, the Company issued 3,100,000 shares to acquire 100% of the issued and outstanding shares of Shava, Inc. This transaction was valued at $7,750, or $0.0025 per share. In October 2004, the Company issued 18,800,000 shares to its then sole officer and director in exchange for services valued at $18,800. In October

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(2) Stockholders' Equity, continued 2004, the Company issued 10,000,000 shares for the conversion of convertible notes payable in the amount of $27,500. At the time of the reverse merger the Company had 32,284,831 shares issued and outstanding. In December 2004, the Company issued 17,500,000 shares of restricted common stock and 1,000,000 restricted preferred stock to acquire Union Dental Corp. and Direct Dental Services, Inc. At the same time, as part of the merger agreement, a stockholder contributed 22,284,831 shares to the Company. In December 2004, the Company issued 783,140 restricted common shares in exchange for $417,006 in convertible short-term debt and accrued interest and 106,000 shares in exchange for services valued at $53,000, or $0.50 per share.

     In the nine months ended September 30, 2005, the Company issued 298,817 shares of restricted common stock in exchange for $76,451 in cash, or an average of $0.26 per share. In the second quarter the Company issued 733,901 shares of restricted common stock in exchange for assets valued at $113,755, or $0.155 per share, (see note 1d). In the third quarter the Company issued 880,000 shares of common stock in exchange for services valued at $115,125, or $0.13 per share.

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

     The Company reverted to a loss in the third quarter 2005, from a profit in the first two quarters. The Company had established a provision for current income taxes payable in the first two quarters, but elected to reverse this provision in the third quarter. The Company has no history as consolidated public company therefore any potential tax benefit from the loss is reserved for at the rate of 100%.

(4) Long-term debt In December 2004, DDS agreed to assume the debt obligation of the principal stockholder for the bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The interest rate of this debt is LIBOR plus 2.55% and requires payments of $20,250 plus accrued interest monthly, or $243,000 plus accrued interest annually. This loan was to mature on December 31, 2009, but was extended to May 17, 2010, upon renewal. The loan is collateralized with 100% of the assets of DDS, UDC and the principal stockholder , tangible and intangible. The principal stockholder and UDC are also guarantors of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder , assigned to the

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(4) Long-term debt, continued bank. In the second quarter of 2005, this loan was increased $250,000 as part of the acquisition of $283,241 of fixed assets.

     In the third  quarter of 2005 the Company  issued a five year 10% debenture
to  a  registered   broker/dealer  in  the  amount  of  $606,611.   $16,451  was
subsequently converted into 178,817 shares of common stock.

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

     As a private company, DDS and UDC have, at various times loaned the sole stockholder money, which has been repaid in part. These advances and repayments have the characteristics of a line of credit. At December 31, 2004 and 2003, the now principal stockholder of the consolidated company owed DDS and UDC combined $0 and $280,654, respectively. Shareholder transactions in the net amount of $1,539,129 are the result of the following: a) UDHI acquiring UDC for a note payable to the principal stockholder in the amount of $1,000,000; b) DDS entered into a note payable in the amount of $1,215,000 to the bank replacing an existing note payable from the principal stockholder and c) these items are reduced by a note receivable from the same principal stockholder in the amount of $675,871. In the first half-year 2005, this net amount is further reduced by a loan from the stockholder balance in the amount of $61,100.

(8) Short-term debt From April through December 2004, the Company raised $417,006 in short-term debt, via a Regulation D Rule 506 offering. At the closing of the reorganization on December 27, 2004, this short-term debt was converted at $0.50 per share into 913,939 shares of restricted under Rule 144 common stock

(9) Stock option plan In October 2004, UDC adopted a Stock Option Plan that allows for both incentive based options as well as non-qualified options. As part and parcel to the reorganization on December 27, 2004, UDHI adopted this Plan. Under the terms of the Plan, the Plan Committee will set the option term and the exercise price. The Plan limits the ability to exercise incentive options for a first time holder in any one calendar year to $100,000 aggregate fair market value, based on grant date. The Plan also allows for the issuance of Stock Appreciation

                           UNION DENTAL HOLDINGS INC.
              (UNION DENTAL CORP. and DIRECT DENTAL SERVICES, INC.)
             Notes to Consolidated and Combined Financial Statements

(9) Stock option plan, continued Rights to allow for cash-less exercise of underlying issued options. The Company issued 793,000 options, with an exercise price of $0.50 per share, under this plan as of December 31, 2004, in addition to those discussed in Note 7 above.

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

(10) Form SB-2 registration statement On September 10, 2005, the Company filed a Form SB-2 to register 49,123,282 shares to be issued for cash. 178,817 shares have been issued pursuant to this registration.

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

Management's current focus is the expansion of its network of dental providers, who will provide their services to the union members. We intend to expand in existing markets primarily by enhancing the operating performance of our existing office, by acquiring dental practices, by adding union contracts in states where we currently do not have union contracts and by developing dental network union contracts with other unions. During the quarter ended September 30, 2005, we did not acquire any new dental practices nor did any dental practitioners join our network of dental providers.

In order to finance our operations and expand our business on September 9, 2005 we filed an SB-2 registration statement which was declared effective on September 14, 2005 whereby we registered a total of 49,123,282 shares of our common stock owned by or issuable to Dutchess Private Equities Fund II, LP, ("Dutchess") which include (i) up to 8,857,396 shares issuable upon conversion of $600,000 in convertible debentures, (ii) 1,304,348 shares issuable upon exercise of warrants, and (ii) up to 38,461,538 shares of common stock issuable pursuant to a "put right" under the Investment Agreement, also referred to as an Equity Line of Credit with Dutchess LP whereby we may receive up to $5 million. We are not selling any shares of common stock in this offering and therefore will not receive any proceeds from this offering. We will, however, receive proceeds from the sale of the 38,461,538 shares of common stock under the Investment Agreement with Dutchess and the exercise of warrants issued to Dutchess and Hawk Associates.

As of September 30, 2005 we received a total of $16,451 and issued 178,817 shares of our common stock pursuant to the Registration Statement.

Comparison of Operating Results for the Quarter Ended September 30, 2005 to the Quarter Ended September 30, 2004

Revenues

Revenues for the three months ended September 30, 2005 as compared to September 30, 2004 were $499,035 as compared to $397,803, an increase of approximately 25%. Revenues for the nine months ended September 30, 2005 were $1,623,596 as compared to $1,489,664 for the nine months ended September 30, 2004, an increase of approximately 9%. The increase in revenues, especially during the third quarter of 2005 is attributable to two factors: Increased revenues as a result of the acquisition and integration of the assets of Dental Visions into UDC and management's ability to focus on expanding business operations.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 increased from $438,485 to $854,419, an increase of approximately 95%. General and administrative expenses increased from $250,298 to $614,015. Of this total, approximately $170,000 represents costs associated with the filing of our registration statement including legal fees and costs associated with the issuance of our common stock. Salaries increased from $171,525 to $226,368. The increase in salaries relates to adding additional personnel and normal wage increases.

Operating expenses for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 increased from $1,162,434 to $1,830,564, an increase of approximately 57%. This increase is attributable to increased general and administrative expenses of which approximately $170,000 represents costs incurred with the filing of its registration statement and increased salaries which the Company has incurred as it expands its operations.

Interest expense for the three and nine months ended September 30, 2005, was $28,119 and $65,747 as compared to $18,532 and $44,354 for the three and nine months ended September 30, 2004. The increase is primarily attributable to increased borrowing costs associated with an increase in our bank loan.

Net Income/Loss

We had a net loss for the three months ended September 30, 2005 of $347,0533 as compared to a net loss of $59,214 for the three months ended September 30, 2004. The significant increase in our net loss is primarily attributable to the significant increase in our general and administrative expenses.

Our net loss for the nine months ended September 30, 2005 was $272,715 as compared to net income of $282,889 for the nine months ended September 30, 2004, a decline of $555,604. The overall decline in our net income over this period is primarily attributable to an increase in general and administrative expenses and an increase in salaries.

We recorded $0.00 in income per share for both the three and nine months ended September 30, 2005 as compared to a loss per share of $(59.21) for the three months ended September 30, 2004 and net income per share of $282.89 for the nine months ended September 30, 2004. (This figure was computed based on 1,000 shares of our common stock being issued and outstanding and represents the number of issued and outstanding shares of common stock prior to our reverse merger with Union Dental Corp and G.D. Green, DDS, P.A.).

Income Tax Consequences

Prior to their acquisition by Union Dental Holdings, both Union Dental Corp. and G.D. Green, DDS, P.A. were operated as S corporations and any income taxes payable were paid by their shareholders. With the subsequent acquisition by Union Dental Holdings, we are required to pay income tax on the net income we generate.






Liquidity and Capital Resources

We use available finances to fund ongoing operations. For the nine months ended September 30, 2005 the net cash received from financing activities was $730,088 as compared to $(298,368) for the nine months ended September 30, 2004. These funds together with the revenues we generate from are normal business operations are used for general and administrative expenses, website maintenance and development, marketing and expenses related to the filing and preparation of our SEC filings.

Working Capital Deficit

We have a working capital deficit as of September 30, 2005 of $(588,564) as compared to a working capital deficit of $(425,0354) as of September 30, 2004. Our total current assets as of September 30, 2005 were $677,409 as compared to $386,935 as of December 31, 2005. The significant increase in cash, from $42,294 to $227,284 is primarily attributable to the funds received pursuant to our financing with Dutchess Private Equities Fund, II, LP (a total of $600,00 in gross proceeds). The increase in accounts receivable from $317,077 to $422,068 is primarily attributable to the growth of both our dental practice and network of dentists.

Total Current Liabilities as of September 30, 2005 were $1,265,973 consisting primarily of $352,371 in unearned membership interests, $833,160 representing the current portion of a note payable, $29,872 representing our bank line of credit and $31,409 in customer deposits. Total current liabilities as of December 31, 2004 were $871,959 consisting primarily of $326,326 in unearned memberships, $299,435 representing the current portion of a note payable, $110,839 due to a related party and $47,813 from our line of credit.

On August 17, 2005, we sold $600,000 in principal amount of our five year convertible debentures to Dutchess Private Equities Fund, II, L.P. ("Dutchess"). These debentures bear interest at the rate of 10% per annum payable in cash or our common stock at the option of Dutchess.

Also on August 17, 2005, we entered into an Investment Agreement with Dutchess. Pursuant to this Agreement, Dutchess has committed to purchase up to $5,000,000 of the Company's Common Stock over the course of 36 months ("Line Period") The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either 1) $100,000 or 2) 200% of the averaged daily volume (U.S market only) ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The ADV shall be computed using the three (3) trading days prior to the Put Date. The Pricing Period shall be the five (5) consecutive trading days immediately after the Put Date. The Market Price shall be the lowest closing bid price of the Common Stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. The Put Date shall be the date that the Investor receives Put Notice of draw down by Company of a portion of the Line. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, the Company shall not be entitled to deliver another Put Notice. To date we have not received any funds as a result of this Investment Agrement.

We believe that the convertible debentures and the Equity Line of Credit available to us under the Investment Agreement with Dutchess, will be sufficient for us to fully implement our business plan of expanding our dental network and acquiring additional dental practices. We also believe that a niche market exists in both the chiropractic and optometry fields. If we determine that we can successfully market these services to unions together with our dental program, we will attempt to secure a network of chiropractors and optometrists.

Assets and Liabilities

Our total assets were $1,011,407 as of September 30, 2005 as compared to $446,924 as of December 31, 2004. Our assets as of September 30, 2005 consisted primarily of cash in the amount of $227,284 and accounts receivable, net of allowance of $ 422,068. This compares with cash and accounts receivable of $42,294 and $317,077 as of December 31, 2004.

Our long-term liabilities increased from $972,000 as of December 31, 2004 to $1,048,733, an increase of approximately 8%. This increase was primarily attributable to increasing our outstanding bank line to enable us to finance additional acquisitions.

Despite an increase in our accumulated deficit from $379,925 to $652,641, our stockholders deficit as of September 30, 2005 declined from $(1,397,035) as of December 31, 2004 to $(1,303,299) This is due primarily to an increase in our paid in capital from $519,067 to $824,208.

The only significant cash transactions other than that generated and used in operations has been that during the quarter ended September 30, 2005, the Company issued a $600,000 convertible debenture to Dutchess and received $16,451 from the conversion of a portion of the debt obligation (inclusive of interest) into shares of our common stock at a cost per share of $.092.

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


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Debenture Agreement

On August 17, 2005, we sold $600,000 in principal amount of our five year convertible debentures to Dutchess Private Equities Fund II, L.P. These debentures bear interest at 10% per annum (payable in cash or stock at Dutchess' option). Our obligation to repay Dutchess is secured pursuant to the terms of a security agreement, which we have entered into with Dutchess. We have pledged all of our assets to insure repayment of the Debenture. Dutchess' security interest in our assets will be subject to any claims by our bank, which provides us with a line of credit. The conversion price of the debenture will be $.092 per share. We also issued Dutchess a warrant to purchase 1,304,348 shares of common stock with a strike price of $.092 per share. The warrant may be exercised for a period of five years.

Also, on August 17, 2005, we entered into an Investment Agreement with Dutchess. Pursuant to this Agreement, Dutchess will commit to purchase up to $5,000,000 (the "Line") of our Common Stock over the course of 36 months ("Line Period"), (beginning September 14, 2005, the effective date of our Registration Statement. The amount that we shall be entitled to request from each of the purchase "Puts", shall be equal to either (1) $100,000 or (2) 200% of the averaged daily volume (U.S market only) ("ADV") of our Common Stock for the 20 Trading days prior to the "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Pricing Period shall be the five
(5) consecutive trading days immediately after the Put Date. The Market Price shall be the lowest closing bid price of the Common Stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. The Put Date shall be the date that the Investor receives a Put Notice of draw down by us of a portion of the Line. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, we shall not be entitled to deliver another Put Notice. We shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price. The Minimum Acceptable Price is defined as 75% of the lowest closing bid price of the common stock for the ten (10) trading day period prior to the Put Date.

For a complete description of the terms and conditions of the financing, investors are urged to review our SB-2 Registration statement filed with the Securities and Exchange Commission on September 9, 2005 and our Form 8-k filed August 17, 2005.

During the quarter ended September 30, 2005 we issued a total of 178,817 shares of our common stock and received $16,451 pursuant to the issuance of our common stock under this Registration Statement.



Also during the quarter ended September 30, 2005 we issued 825,000 shares of our common stock for legal services rendered and an additional 50,000 shares of our common stock for consulting services. The shares were issued pursuant to our S-8 registration statement which was filed with the Commission on July 1, 2005. An additional 5,000 shares of our restricted common stock were issued for services rendered.


Item 3   Defaults upon senior securities

         None

Item 4   Submission of matters to a vote of security holders

         None

Item 5   Other information

         None


Item 6   Exhibits and reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------
31.1 * Certification of the Chief Executive Officer, dated November 14, 2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 * Certification of the Acting Chief Financial Officer, dated November 14, 2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 * Certification Chief Executive Officer, dated November 14, 2005, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1 * Certification Acting Chief Financial Officer, dated November 14, 2005 , pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

------------
*     Filed herewith.


     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     1.   Form 8-K filed August 22, 2005

     2.   Form 8-k filed August 24, 2005






                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Union Dental Holdings, Inc.

                                    By: s/ George D. Green
                                    ---------------------------
                                    George D. Green
                                    Chief Executive Officer,
                                    President and Chairman of the Board*
Date: November 21, 2005





* George D. Green has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.

EXHIBIT 31.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George D. Green, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Union Dental Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting. Date: November 21, 2005

/s/ George D. Green
 ---------------------
George D. Green
Chief Executive Officer

EXHIBIT 31.2

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George D. Green, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Union Dental Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 21, 2005

/s/ George D. Green
 ---------------------
George D. Green
Chief Accounting Officer

EXHIBIT 32.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, George D. Green, Chief Executive Officer of Union Dental Holdings, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 21, 2005

/s/ George D. Green
 ---------------------
George D. Green
Chief Executive Officer
November 21, 2005




--------------------------
This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, George D. Green, Chief Executive Officer of Union Dental Holdings, Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 21, 2005

/s/ George D. Green
 ---------------------
George D. Green
Chief Accounting Officer
November 21, 2005



--------------------------
This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.