Form 10KSB
period 2005-12-31
UNION DENTAL HOLDINGS, INC.
filed 2006-04-03
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

                    Common Stock, Par Value $0.0001 Per Share

     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes |X| No ||



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



     State issuer's revenues for its most recent fiscal year ended December 31, 2005: $2,066,944.



     Of the 35,334,2999 shares of common stock of the registrant issued and outstanding as of March 1, 2006 approximately 17,959,299 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 1, 2006 was $1,616,337.



                       DOCUMENTS INCORPORATED BY REFERENCE

Form SB-2 filed on September 9, 2005



Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto. In connection with, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.


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

     On May 4, 2004, our Board of Directors ratified and accepted and the majority shareholders approved by written consent an Amended and Restated Articles of Amendment to the Articles of Incorporation, filed with the State of Florida on May 11, 2004, changing our name from Mecaserto, Inc. to National Business Holdings, Inc. Our Restated Articles of Incorporation allow us to issue up to 300,000,000 shares of common stock, par value of $.0001, of which 29,510,585 shares are issued and outstanding at the present time. The Restated Articles of Incorporation also allow us to issue up to 25,000,000 shares, $0.0001 par value, of preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors without shareholder approval, of which 1,000,000 shares are issued and outstanding at the present time.

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

     On May 17, 2005, Union Dental Holdings, Inc., a Florida corporation (the "Company"), entered into an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of DORA VILK-SHAPIRO, D.M.D., P.A. d/b/a Dental Visions, a Florida corporation ("Dental Vision") for a purchase price of $283,241 ("Purchase Price"). However, Dental Vision's patient list shall be assigned to George D. Green. The patient list is assigned to Dr. Green for partial consideration for personally guaranteeing the Company's bank loan. The Purchase Price consists of the Company assuming debt in the amount of $169,486 and the issuance of 733,901 shares of the Company's common stock, valued at 15.5 cents per share for an aggregate price of $113,755 (the "Acquisition"). The Asset Purchase Agreements contains customary representations and warranties, closing and termination provisions. The closing relating to the Dental Vision assets occurred upon entry into the Asset Purchase Agreement.

     On August 17, 2005, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P.. Pursuant to this Agreement, Dutchess will commit to purchase up to $5,000,000 (the "Line") of our Common Stock over the course of 36 months ("Line Period"), after a registration statement has been declared effective by the SEC (the "Effective Date"). The amount that we shall be entitled to request from each of the purchase "Puts", shall be equal to either
(1) $100,000 or (2) 200% of the averaged daily volume (U.S market only) ("ADV") of our Common Stock for the 20 Trading days prior to the "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Pricing Period shall be the five (5) consecutive trading days immediately after the Put Date. The Market Price shall be the lowest closing bid price of the Common Stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. The Put Date shall be the date that the Investor receives a Put Notice of draw down by us of a portion of the Line. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, we shall not be entitled to deliver another Put Notice. We shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price. The Minimum Acceptable Price is defined as 75% of the lowest closing bid price of the common stock for the ten (10) trading day period prior to the Put Date.

     In December 2005, we executed a promissory note in favor of Dutchess in the amount of $960,000 and received gross proceeds in the amount of $800,000 less $60,075 in fees for net proceeds of $739,925. We are obligated to repay the face amount of the loan on or before December 23, 2006. We make payments to Dutchess from each Put notice uner our equity line of credit. We are obligated to pay Dutchess the greater of a) 50% of each Put notice or b) $80,000 until the face amount of the loan obligation has been repaid. We issued 50 signed Put notices to the Investor to use as collateral.

During the fiscal year ended December 31, 2005, we did not make any Put notices.

Debenture Agreement

     Also on August 17, 2005, we sold $600,000 in principal amount of our five year convertible debentures to Dutchess Private Equities Fund II, L.P. These debentures bear interest at 10% per annum (payable in cash or stock at Dutchess' option). Our obligation to repay Dutchess is secured pursuant to the terms of a security agreement, which we have entered into with Dutchess. We have pledged all of our assets to insure repayment of the Debenture. Dutchess' security interest in our assets will be subject to any claims by our bank, which provides us with a line of credit. The conversion price of the debenture shall be $.092 per share or; the lowest closing bid price of the common stock during the fifteen trading days prior to the filing of this Registration Statement with the SEC covering the shares issuable on the underlying debt. We also issued Dutchess a warrant to purchase 1,304,348 shares of common stock with a strike price of $.092 per share. The warrant may be exercised for a period of five years.

     During the year ended December 31, 2005 Dutchess converted a total of $59,231.15 in convertible debt and interest and we issued to Dutchess a total of 643,817 shares of our common stock at a conversion price of $.092 per share.

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

     (b) Business of the Company. During the fiscal year ended December 31, 2005, we operated two business lines: operating a network of duly licensed dental providers to a network of union members through DDS and managing a dental practice through UDC.

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

EXCLUSIVE AGREEMENTS

     DDS selects certain dentists in selected geographical areas to represent DDS. The dentists enter into an exclusive agreement with DDS for an annual management services which typically range from $3,000 to $6,000. The specific fee which we charge is based on each specialty the dentist provides to the patients on a per office basis. Significantly lower fees may be charged for dental practices covering a large geographic area which employ a large number of participating dentists. We believe that this practice will provide us with greater exposure to the unions, dentists and the public. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Currently, areas of specialties include: (1) General Dentistry (2) Orthodontics (3) Periodontics (4) Pedodontics (5) Endodontics (6) Prosthodontics (7) Oral & Maxillofacial Surgery,
(8) Implants and (9) TMJ.

     DDS enters into contracts with labor unions to be the exclusive provider of dental services to its memberships under existing dental benefit plans. Presently, DDS has a contract with the CWA covering its members in 19 states, including employees of AT&T, Lucent, Avaya, Verizon, Bell South, Cingular and SBC/Pactell. We also entered into agreements with the International Brotherhood of Electrical Workers Local #824 in Tampa, Florida and Local # 728 in Ft. Lauderdale, FL and General Electric's International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America Local 761 in Louisville, Kentucky. We intend to pursue other labor unions as part of our expansion program.

DENTAL NETWORK

     The Dental Network currently consists of approximately 1,100 licensed dentists located in 12 states. The territory served by the Dental Network is divided into geographic areas using a predetermined formula that allocated approximately one general dentist to approximately 1,100 to 1,200 insured union employees which includes their immediate family members. Exclusive areas for specialists are allocated approximately 6,000-8,000 insured union employees, which includes their immediate family members, per specialist. Each member of the Dental Network enters into an annual network provider agreement with DDS for his or her respective Exclusive Area. Consideration paid by the Dental Network member is determined based upon the size of the Exclusive Area and the number of specialties covered under the respective member's contract.

UNION DENTAL CORP.

     Union Dental Corp., ("UDC") is a Florida corporation that has acquired the assets (minus the client list) of Dr. George D. Green, P.A. effective October 15, 2004. Subsequent thereto, on May 17, 2005, UDC acquired certain assets and assumed certain liabilities of DORA VILK-SHAPIRO, D.M.D., P.A. d/b/a Dental Visions, a Florida corporation ("Dental Vision") for a purchase price of $283,241.

DENTAL PRACTICE

     The Company, in addition to sales and marketing of the "areas of exclusivity", manages a dental practice in Coral Springs, Florida where its subsidiary, UDC, utilizes the services of 17 individuals pursuant to a management agreement with Dr. George D. Green, DDS, P.A. The Coral Springs office is comprised of two licensed dentists, a licensed associate dentist, two hygienists, four nurses, two office managers, a union dental insurance specialist, a union dental administrative director and four managerial staff members.

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

SEMINARS

     During 2005 we held four seminars where prospective Network members could learn about us and the benefits of Dental Network membership. Prospective members also had the opportunity to meet with current network members and other prospective members. We believe that this is a cost-effective way to recruit prospective Network members and will continue to sponsor these seminars in 2006.

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

     We presently derive our sales from the following: (1) sales of the "Areas of Exclusivity" in the selected geographical areas to dentists who provide dental services to the union employees in those specific areas; and (2) operating a dental practice at its corporate headquarters located in Coral Springs, Florida.

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

EMPLOYEES

     Except for Dr. Green, the Company's chief executive officer, the Company does not have any employees. However, the Company utilizes the services of seventeen (17) individuals that are employed through UDC, as a management company, to Dr. George D. Green, DDS, P.A. We anticipate hiring either directly or through the management company additional employees over the next twelve months if we are successful in implementing our plan of operations.

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

     Our auditors have issued a going concern opinion based on our financial situation as of December 31, 2005. We have accumulated losses from operations totaling $1,612,178, a working capital deficit of $1,294,563 and a stockholders' deficit of $1,808,384. If we are not able to continue as a going concern, you will likely lose your entire investment.

     The Company needs to raise substantial funds in order to implement its business plan in the foreseeable future. The Company presently does not have sufficient revenues nor profits required to acquire dental practices and to expand its network provider businesses. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make their acquisitions and expansions. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects. The Company's success is dependent upon a limited number of people.

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

     We have financed part of our growth over the past year through an equity line of credit and the sale of convertible debt instruments. The use of these financing tools will result in further dilution to our existing shareholders and could result in the decline in the value of our common stock.

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

     Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects , which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 25,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 1,000,000 shares of Class A Preferred Stock are issued and outstanding as of March 1, 2006. Each share of Class A Preferred shall have 15 votes per share. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

     Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

     Although publicly traded, the Company's common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

     Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges and our price may fluctuate dramatically. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

Our stock price may be volatile

     The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

o technological innovations or new products and services by us or our competitors;
o    additions or departures of key personnel;
o    sales of our common stock
o    our ability to integrate operations, technology, products and services;
o    our ability to execute our business plan;
o    operating results below expectations;
o    loss of any strategic relationship;
o    industry developments;
o    economic and other external factors; and
o    period-to-period fluctuations in our financial results.

     Because we have a limited operating history with our Direct Dental Services, business, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.

     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Risks relating to the Debenture Agreement:

     Dutchess, the holder of a Convertible Debenture issued by us on August 17, 2005 has the option of converting the Debenture into shares of our common stock. Dutchess may also exercise their common stock purchase options. If the Debenture is converted or the warrants exercised, there will be dilution of your shares of our common stock.

     The issuance of shares of our common stock upon conversion of the Debenture will result in the dilution to the interests of other holders of our common stock, since Dutchess may sell all of the resulting shares into the public market.

     The principal amount of the Debenture plus accrued interest may be converted at the option of the Dutchess into shares of our common stock at a conversion price equal to $.092.

     Sales of a substantial number of shares of our common stock into the public market by the holder of our Convertible Debenture may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our stock.

     As we draw down the equity line of credit and we issue common stock to Dutchess, such common stock will be purchased by Dutchess at less than the then market price. At such times, Dutchess will have a financial incentive to sell our common stock immediately upon receiving the shares. When Dutchess sells shares of our common stock, the price of our stock could decrease. If our stock price decreases, Dutchess may have a further incentive to sell the shares of our common stock that it holds. Such sales of common stock by Dutchess could cause the market price of our common stock to decline.

     If Dutchess converts the Convertible Debenture and any accrued interest, Dutchess may acquire and resell up to 8,857,396 shares of our common stock. The issuance of the shares of our common stock upon conversion of the convertible Debenture will result in dilution to the interests of the other holders of our common stock. The resale of our common stock will increase the number of publicly traded shares which could depress the market price of our common stock and thereby affect the ability of our shareholders to realize the current price of our common stock. In addition, as all of the shares we issue to Dutchess will be available for resale, the mere prospect of our sales to them could depress the market price of our common stock.

     We are also obligated to repay Dutchess the sum of $960,000 pursuant to a one year promissory note dated December 22, 2005. Repayment of this debt will likely result in the issuance of additional shares of common stock which will cause further dilution. Moreover, since we will be required to allocate a portion of each Put from our equity credit line to repay this obligation, our ability to secure additional capital will be restricted.

Risks relating to the Investment Agreement:

     There are a large number of shares underlying our periodic equity investment agreement with Dutchess. The issuance and sale of shares upon delivery of an advance by Dutchess Private Equities Fund II, LP ("Dutchess") pursuant to the Investment Agreement in the amount up to $5,000,000 and the conversion of the Debenture and exercise of options by Dutchess are likely to result in substantial dilution to the interests of other stockholders. Up to 38,461,538 are reserved for issuance pursuant to the Investment Agreement with Dutchess Private Equities Fund II, LP. Assuming the issuance of 38,461,538 shares under the Investment Agreement, existing shareholders will experience substantial dilution of our shares of Common Stock.

     Our Investment Agreement with Dutchess contemplates the potential future issuance and sales of up to $5,000,000 of our Common Stock to Dutchess subject to certain restrictions and obligations. Given out current capital needs and the market price of our common stock, we presently have no intention of drawing down the entire amount available to us unless the market price of our common stock increases.

     The large number of shares issuable under the Investment Agreement may result in a change of control.

     If we were request the maximum of $5,000,000 pursuant to the Investment Agreement, assuming a conversion price of $.13 (which is greater than our current trading price) we would issue to Dutchess 38,461,538 shares of our common stock. This would result in Dutchess controlling us. Dutchess may be able to exert substantial influence over all matters submitted to a vote of the shareholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which our shareholders, may view unfavorably.

The lower the stock price, the greater the number of shares issuable under the Investment Agreement.

     The number of shares that Dutchess will receive under its agreement with us is calculated based upon the market price of our common stock prevailing at the time of each "put". The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that Dutchess will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our shareholders to greater dilution and a reduction of the value of their investment.

     The sale of our stock under the Dutchess agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute existing stockholders' equity and voting rights.

     Neither the Investment Agreement nor the Debenture Agreement contain restrictions on short selling. Accordingly, any significant downward pressure on the price of our common stock can encourage short sales by them or others, subject to applicable securities laws. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock or if we have not performed in such a manner to show that the equity funds raised will be used by us to grow. Such an event could place further downward pressure on the price of our common stock. Even if we use the proceeds under the agreement to grow our revenues and profits or invest in assets, which are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable pursuant to the Investment Agreement will increase, which will materially dilute existing stockholders' equity and voting rights.


Item 2. Description of Property

     Our offices are located at 1700 University Drive, Coral Springs, Florida 33071. We have leased suite 200 since 1997. Suite 200 consists of approximately 2,200 square feet of professional dental practice space. The lease expires in April 2006 and we are in negotiations to extend the lease term. Our current monthly rent for suite 200 inclusive of sales tax and common area maintenance is approximately $4,347 per month. With the acquisition of the dental practice of Dora Vilk-Shapiro M.D., P.A. we assumed the leasehold obligation for suite 202 at a cost of approximately $2,200 per month inclusive of sales tax and common area operating expenses. We also lease on a month to month basis suite 304 which is utilized as an administrative office. We pay a monthly rent of $1,643 plus common area operating expenses. We believe that the foregoing space is adequate to meet our current and planned operations.


Item 3. Legal Proceedings

     During the second quarter of 2005, Direct Dental was sued by a former member of our network. The suit alleges that the company breached the exclusivity provisions of its agreement with Direct Dental by selling the territory to another dentist. The lawsuit was filed in Dade County, Florida (Case No. 05-08811 CA 2). Management believes that it has a meritorious defense to this action in that the territory was only sold after the plaintiff failed to make the required payments due under the management agreement to remain part of our network.

     During the second quarter of 2005 we were sued by another dentist who was previously a Direct Dental member. The suit was filed in Dade County, Florida (Case No. 05-0077-99) and alleges tortuous interference with a business relationship and libel. Management believes that it has meritorious defenses in that this action was brought in response to a lawsuit filed by the company against the same dentist for breach of contract, slander, tortuous interference with a business relationship and injunctive relief (Case No. 04-12109 CA 10). We filed this action when the dentist failed to pay the required fee to remain a member of the Direct Dental network and attempted to create his own network of service providers.


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2005, covered by this report.



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

     Year 2003- There was no market for our common stock.

                  Year 2004                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.00           $.00
                  Second Quarter             .01            .01
                  Third Quarter              .02            .01
                  Fourth Quarter             .55            .02

                  Year 2005                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.74           $.17
                  Second Quarter             .20            .11
                  Third Quarter              .22            .09
                  Fourth Quarter             .15            .09

                   Year 2006                High           Low
                  -------------------      ------         -----
                  Through March 16,         $.12           $.08

     Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include WM. V. Frankel & Co., Hill Thompson Magid & Co, Knight Equity Markets, L.P. and Schwab Capital Markets L.P. Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 persuade) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in our Common Stock and may affect the ability of shareholders to sell their shares.

Transfer Agent

     Our transfer agent is Interwest Transfer Co., Inc., 1981 East Murray Holiday Road, Suite 100, Salt Lake City, UT 84117. Their telephone number is
(801) 272-9294.

     (b) Holders. As of March 1, 2006, there were 426 shareholders of record of our common stock.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Securities authorized for issuance under equity compensation plans

     The following table sets forth all securities which we may issue under any equity compensation plan.h

Equity Compensation Plan Information

                                       Number of securities to   Weighted average
                                       be issued upon exercise  exercise price of    Number of securities
                                       of outstanding options, outstanding options, remaining available for
                 Plan category           warrants and rights   warrants and rights      future issuance
                                                 (a)                   (b)                    (c)
=====================================  ======================= ==================== =======================
Equity compensation plans approved
by security holders (1)(3)                          1,508,000               $0.16              6,792,000

Equity compensation plans no
approved by security holders (2)                          -0-                $-0-                    -0-

Total

     (1)Effective December 30, 2006, we reached agreement with several holders of our outstanding options whereby we cancelled 1.5 million options at exercise prices varying between $.50 and $.60 per share and issued a total of 950,000 options at prices ranging from $.13 to $.15 per share. At the time of the grant of the options, the closing bid price of the Company's common stock was $.10 per share. All of the outstanding options were cancelled, and new options were issued at a lower exercise price.

     (2)Includes 1,304,348 warrants which may be exerecised at a price of $.092 per share issued to Dutchess Private Equities Fund II, L.P. and 500,000 warrants which may be exercised at a price of $.20 per share issued to Hawk Associates. Both Dutchess options and the Hawk warrants and the underlying shares were registered as part of our SB-2 registration statement filed with the Securities and Exchange Commission on September 9, 2005.

     (3) Does not include a total of 1,245,000 performance based options of which 997,500 have been granted to George Green and 247,500 granted to a consultant.

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

     On December 27, 2004 we issued 17,500,000 shares of our common stock and one million shares of our preferred stock pursuant to a Share Exchange and Reorganization Agreement to our principal shareholder, Dr. George Green.

     During the year 2005 we issued 55,000 shares of unregistered common stock to various consultants, in consideration for services rendered.

     Also, during 2005, we issued a total of 120,000 shares of our common stock to various investors in consideration for a total of $60,000.

     On August 17, 2005 we sold $600,000 in principal amount of our five-year convertible debentures to Dutchess These debentures bear interest at 10% per annum (payable in cash or stock at Dutchess' option). The conversion price of these debentures is $.092 per share. The shares to be issued pursuant to this convertible debenture were subsequently registered with the Securities and Exchange Commission.

     On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess Private Equities Fund, LP (the "Investor"), in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. Payments are to be made by the Company from each Put from the Company's Equity Credit Line.

     The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act and or Section 4(2) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

- the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

Use of Proceeds from sale of Registered Securities

     During the fiscal year ended December 31, 2005, we received approximately $600,000 net of fees and expenses from the sale of our registered securities. We received approximately $541,000 (net of expenses) from the sale of our convertible debentures. We received approximately $59,000 when Dutchess converted a portion of the convertible debenture into shares of our common stock at a conversion price of $.092 per share. We used the proceeds from the sale of these registered securities for general working capital purposes.

     We also issued a total of 1.2 million shares of our registered common stock to various consultants for services rendered.


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

Plan of Operations

     We operate our business through our two wholly owned subsidiaries, Direct Dental Services, Inc. ("DDS") and Union Dental Corp. ("UDC"). DDS operates a network of duly licensed dental providers. Members of the dental network pay an annual management service fee for the right to be a member of the dental network. UDC operates a dental practice in Coral Springs, Florida. The Company intends to expand its network of dental providers. The Company may also expand and offer participating unions other professional services such as chiropractic and optometrists. The Company may also acquire additional dental practices which the Company believes application of its Dental Practice Management Model will improve operating performance.

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

     In order to finance our operations, growth and expansion, on August 17, 2005, we entered into an Investment Agreement with Dutchess Private Equity Fund II, LLP ("Dutchess"). Pursuant to this Agreement, Dutchess will commit to purchase up to $5,000,000 of our Common Stock over the course of 36 months, beginning September 15, 2005, the date our registration statement was declared effective by the SEC. Under the agreement, we may sell to Dutchess on each occasion, either (1) $100,000 in shares of our common stock or (2) 200% of the averaged daily volume (U.S market only) of our Common Stock for the 20 trading days prior to our "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Market Price shall be the lowest closing bid price of our common stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. This Investment Agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

     In general, the drawdown facility operates as follows: Dutchess, has committed to provide us with up to $5,000,000 as we request over a 36 month period, in return for common stock that we issue to Dutchess. We may, in our sole discretion, during the Open Period deliver a "put notice" (the "Put Notice") to Duchess which states the dollar amount which we intend to sell to Dutchess on the Closing Date. The Open Period is the period beginning on the trading after the Effective Date and which ends on the earlier to occur of 36 months from the Effective Date or termination of the Investment Agreement in accordance with its terms. The Closing Date shall mean no more than 7 trading days following the Put Notice Date. The Put Notice Date shall mean the Trading Day immediately following the day on which Dutchess receives a Put Notice, as defined in the agreement.

     During the Open Period, we are not entitled to submit a Put Notice until after the previous Closing has been completed.

     Upon the receipt by Dutchess of a validly delivered Put Notice, Dutchess shall be required to purchase from us, during the period beginning on the Put Notice Date and ending on and including the date that is 5 trading days after such Put Notice, that number of shares having an aggregate purchase price equal to the lesser of (a) the Put Amount set forth in the Put Notice, or (b) 20% of the aggregate trading volume of our common stock during the applicable Pricing Period times (x) the lowest closing bid price of our common stock during the specified Pricing period, but only if such said shares bear no restrictive legend and are not subject to stop transfer instructions, prior to the applicable Closing Date.

     As a result of this variable price feature, the number of shares issuable pursuant to the agreement will increase if the market price of our stock decreases. In addition there is no upper limited on the number of shares issuable pursuant to the agreement. Therefore our shareholders may be subject to significant dilution and face the prospect of a change in control. (See Footnote 4 to our Financial Statements).

     As of December 31, 2005, the Company had not delivered any Put Notices and has not drawn on the equity line of credit.

     If for some reason we are not able to draw down the entire $5,000,000, for example if the price of our common stock does not increase, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we will obtain any additional required working capital through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended. There is no assurance that we will obtain the additional working capital that we need through the private placement of Common Stock. In addition, such financing may not be available in sufficient amounts or on terms acceptable to us.

     Also in connection with the Dutchess financing, on August 17, 2005, we entered into a Debenture Agreement with Dutchess, an accredited investor, for the issuance and sale of $600,000 of 10% secured convertible debenture due August 17, 2010 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of the Act. At the time of signing the Debenture Agreement, we also issued Dutchess a five-year common stock purchase warrant to purchase 1,304,348 shares of our common stock at $.092 per share.

     Interest is payable on the secured convertible debentures at the rate of 10% per year. Amortizing payments will be made by us in satisfaction of this Debenture. Payments shall be made monthly on the first day of each business day of each month while there is an outstanding balance on the Debenture, to the Holder, in the amounts outlined below on the following schedule:

         Payment for Month 1:   $4,951
           (due within three (3) days of the Issuance Date)
         Payment for Month 2:   $4,951
         Payment for Month 3:   $4,951
         Payment for Month 4
    and each month thereafter: $62,716

     The principal amount of the Debenture plus accrued interest may be converted at the option of Dutchess into shares of our common stock, anytime following the closing date, at a conversion price equal to the lesser of (i) the lowest closing bid price during the 15 days of full trading, as defined, prior to the conversion date; or (ii) $0.092. In addition, in the event that any portion of the debenture remains outstanding on the maturity date of August 17, 2010, such outstanding amount shall be automatically converted into shares of our common stock. In the event that we do not make delivery of the common stock as instructed by Dutchess, we shall be obligated to pay to Dutchess 3% in cash of the dollar value of the debentures being converted, compounded daily, per each day after the 3rd business day following the conversion date that the common stock is not delivered to Dutchess. In the event of default as defined in the Debenture Agreement, Dutchess may among other things:

     (a) elect to secure a portion of the Company's assets not to exceed 200% of the Face Amount of the Note, in Pledged Collateral; (b) elect to garnish Revenue from us in an amount that will repay the Holder on the payment schedule set forth above; (c) exercise its right to increase the Face Amount of the debenture by ten percent (10%) as an initial penalty and for each Event of Default under the Debenture; (d) elect to increase the Face Amount by two and one-half percent (2.5%) per month (pro-rata for partial periods) paid as a penalty for liquated damages which will be compounded daily;

     The debenture provides that Dutchess shall not be entitled to convert that amount of Debenture into common stock, which when added with the sum of the number of shares beneficially owned by Dutchess would exceed 4.99% of the number of shares of our common stock outstanding on the conversion date.

     In order to secure its obligations under the secured convertible debenture and related documents, we have granted Dutchess a security interest in all of our assets and property.

     On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. There is no stated interest rate on the Note. Payments are to be made by the Company from each Put from the Company's Equity Credit Line we have with Dutchess. The Company is obligated to pay Dutchess the greater of a) 50% of each Put to the Investor or
b) $80,000 until the face Amount minus any fees have been paid. The first payment was due on February 15, 2006 and all subsequent payments will be made at the Closing of every Put to Dutchess thereafter. The Put Amount will be the maximum amount allowed under the Investment Agreement with Dutchess. Payments made by the Company in satisfaction of this Note shall be made from each Put from the Equity Line of Credit with Dutchess. Additionally, in connection with this obligation, the Company issued 1,500,000 shares of common stock.

     We issued 50 signed Put Notices to Dutchess as collateral. In the event, that Dutchess uses the collateral in full, we are obligated to immediately deliver to Dutchess additional Put Sheets as requested. In the event that on the maturity date we have any remaining amounts unpaid on this Note (the "Residual Amount"), the Holder can exercise its right to increase the Face Amount by ten percent (10%) as an initial penalty and an additional 2.5% per month paid, pro rata for partial periods, compounded daily, as liquated damages ("Liquidated Damages").

     Additionally, in the event of a default as defined in the agreement, the Holder shall have the right, but not the obligation, to 1) switch the Residual Amount to a three-year ("Convertible Maturity Date"), interest-bearing convertible debenture. If the Holder chooses to convert the Residual Amount to a Convertible Debenture, we shall have 20 business days after notice of the same (the "Notice of Convertible Debenture") to file a registration statement covering an amount of shares equal to 300% of the Residual Amount. Such registration statement shall be declared effective under the Securities Act of 1933, as amended (the "Securities Act"), by the Securities and Exchange Commission (the "Commission") within 40 business days of the date we file such Registration Statement. In the event we do not file such registration statement within 20 business days of the Holder's request, or such registration statement is not declared by the Commission to be effective under the Securities Act within the time period described above, the Residual Amount shall increase by $5,000 per day.

     The Holder is entitled to convert the Debenture Residual Amount, plus accrued interest, anytime following the Convertible Maturity Date, at the lesser of (i) 50% of the lowest closing bid price during the 15 trading immediately preceding the Convertible Maturity Date or (ii) 100% of the lowest bid price for the 20 trading days immediately preceding the Convertible Maturity Date ("Fixed Conversion Price").

     We have adopted a code of conduct for the operations of our business. We believe that this code of conduct will promote our business dealings with the public in general, govern the activities of our officers and employees with respect to safeguarding corporate assets and dealing fairly with our shareholders.

                              Results of Operations

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues
     For the year ended December 31, 2005 as compared to December 31, 2004 we generated revenue of $2,066,944 as compared to $1,931,570.

Net Income
     We incurred a net loss of $1,440,183 for 2005 as compared to net income of $4,989 in the prior year. The significant decline in net income and resulting loss is primarily attributable to an increase in salaries and related expenses from $692,099 to $843,204, an increase in depreciation and amortization from $9,880 to $39,467, an increase in professional fees from $106,336 to $199,018, an increase in consulting fees from $92,405 to $373,215, an increase in general and administrative expenses from $594,570 to $762,057 and an increase in our interest expense from $40,587 to $521,523.

     Inclusive within these expenses are non-cash expenses totaling $283,453. Specifically, we issued a total of 2,158,646 shares of our common stock as stock based compensation including $107,975 in legal fees and $130,478 for consulting services.

     Our depreciation expense for the year increased from $9,880 to $39,467 due primarily to the acquisition of the assets of Dental Vision. Professional fees increased from $106,336 to $199,018 due primarily to costs incurred with respect to closing our funding agreements with Dutchess and the filing of a Registration Statement in connection therewith.

     The significant increase in the interest expense is primarily associated with fees associated with the costs incurred in connection with our loan obligation with Dutchess and to a lesser extent, an increase in our bank line of credit with Bank of America.

     We recorded a net loss of $0.05 per share in 2005 computed on a basic and diluted basis as compared to no income ($0.00) per share in 2004.

Compensation
     During the year ended December 31, 2005 and 2004, the Company incurred $843,204 and $692,099 respectively, for salaries. The increase in salaries relates to adding additional personnel and normal wage increases including additional staff personnel resulting from the acquisition of the assets of Dental Visions.

General and Administrative expenses/amortization and depreciation

     During the year ended December 31, 2005 and 2004, we incurred $762,057 and $594,570, respectively in general and administrative expenses, and $39,467 and $9,880 in depreciation expense, respectively. A substantial portion, of the increase in general and administrative expenses were marketing expenses for DDS. The increase in our depreciation expense is attributable to the acquisition of the assets of Dental Vision.

Professional Fees

     Professional fees increased from $106,366 to $199,018 of which $107,975 represents non-cash compensation paid to certain professionals in consideration for services rendered.

Liquidity and Capital Resources

     At December 31, 2005, we had cash and accounts receivable totaling $868,105. We had total current assets of $901,636 and our total assets were $1,337,549.. Our total current liabilities were $3,349,863 We have a working capital deficit as of December 31, 2005 of $2,448,227..The significant increase in our working capital deficit is attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $206,491 anda derivative liability totaling $1,414,593. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. (See Footnotes 3,4 and 5 of our financial statements). We are also in default under our lending agreement with Bank of America since we have failed to maintain certain covenants required under the loan documentation. As a result, we have designated the entire amount of this liability, $1,268,667 as a short term obligation. We have also recorded a liability for unearned membership fees totaling $313,374.

     To the extent that revenues are insufficient to support ongoing operations, the Company will have to draw against its equity line of credit. With our stock price currently trading below the conversion price of $.092 per share, it is unlikely that Dutchess would convert any portion of the outstanding obligation at the fixed conversion price. Moreover, we were required to deliver Put notices to Dutchess to satisfy the terms and conditions of the $960,000 promissory note. Since we will be drawing down our equity line of credit, we will have to issue additional shares of our common stock which will cause further dilution and likely downward pressure on the price of our common stock. If the price of our Common Stock continues to decline, we will not have registered a sufficient number of shares of common stock to draw against the equity credit line. Should this happen, we would likely be in default under these obligations.

     Our loan with Bank of America is in default. The loan was established to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. (See Footnote 6 of our financial statements.)

     We have an accumulated deficit of $1,820,108 and a stockholders' deficit of $2,012,314..

     We recorded shareholder transactions in 2005 of $1,489,711. This amount was originally recorded in 2004 as $1,539,129. This charge was a result of three related party transactions. First, UDC issued a $1 million note payable to Dr. Green, our controlling shareholder, as consideration for the purchase of the assets (minus the client list) of his dental practice, Dr. George D. Green, DDS, P.A. The Second transaction related to DDS executed a note payable to a bank in the amount of $1,215,000 to satisfy an outstanding liability of Dr. Green to purchase shares of DDS prior to the Reorganization. These amounts are offset by $675,871, representing a note receivable from Dr. Green resulting from the above transactions, net of other payables. See footnote 7 of our financial statements.

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

     Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been anti-dilutive for the period ended December 31, 2005 and 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

     Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


Item 7. Financial Statements

     Our financial statements have been examined to the extent indicated in their reports by De Meo, Young, McGrath & Company, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) The following table sets forth the names, ages, positions and address of our current directors and executive officers.

Name             Age   Position(s) with Company              Election Date
---------------  ---   -----------------------------------   --------------
George D. Green   47   Chief Executive Officer, President,   December 2004
                       Secretary and Director(1)

Business Experience

     Dr. George D. Green 47, is Chairman of the Board of Directors, President and Chief Executive Officer of Union Dental Corp. He currently serves as our sole officer and director. He graduated from the University of Miami in 1983. He attended Georgetown University School of Dentistry where he graduated in 1985 with his Doctor of Dental Surgery (DDS) degree. Dr. Green started his general dentistry practice in Florida in 1986 and currently maintains that office. He has been President of the Coral Springs Business Club from 1993-96 and President of the Coral Springs/Parkland Rotary Club from 1996-97. He is the Founder of Union Dental Corp., and has held the management positions of the Company since inception. Dr. Green has been a Dental Network participant since 1992 in General Dentistry, Endodontics and Periodontics. In August 2000, he purchased 50% ownership of DDS and on December 31, 2003, he purchased the remaining 50% of DDS.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934 For
     companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

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


ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005, 2004 and 2003 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.










                [Balance of this page intentionally left blank.]

                           SUMMARY COMPENSATION TABLE
                                                                        Long Term Compensation
------------------ ------- -------------------------------------- ---------------------- ---------- -------------
                              Annual Compensation                           Awards        Payouts
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
                                                   Other          Restricted   Securities LTIP       All Other
Name and                                           Annual         Stock        Underlying Payouts    Compensation
Principal          Year    Salary ($)   Bonus ($)  Compensation   Award(s)     Options/
Position                                           ($)            ($)          SARs
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
George D. Green,   2005    190,000
CEO & President    2004    118,000
                   2003    505,587(1)

Dr. Melvyn
Greenstein         2005  $      -0-
Former             2004  $      -0-
Director (a)       2003  $  270,259(2)

------------------------------

Except as set forth above, during the last three years received any compensation from the Company for serving as an officer or directors.

(a)  On January 5, 2004, Dr. Melvyn Greenstein  resigned from DDS as a director,
     president  and  registered   agent.  He  was  succeeded  as  president  and
     registered agent by Dr. George D. Green.

(1) In 2003 Dr. George Green received from DDS $235,464.00 and $270,123.00 from George D. Green, DDS, PA.

(2) In 2003 Dr. Melvyn Greenstein received from DDS $38,321.00 and his management company (Gopher International) received $231,938.00 from DDS.

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

Stock Option Plans.

     In June 2005 the Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The Plan permits the granting of an aggregate of 5,000,000 Shares. The Plan also permits the granting of either incentive or nonstatutory options. The 2005 Plan was filed with the Securities and Exchange Commission on Form S-8. During the year ended December 31, 2005, we issued a total of 1,200,000 shares of our common stock pursuant to the Plan. There were no incentive or nonstatutory options granted under the Plan.

           Option Grants in Last Fiscal Year to Executive Officers

                       Number of       % of Total
                      Securities        Options
                      Underlying       Granted to       Exercise
                        Options         Employees         Price      Expiration
Name                  Granted (#)     in Fiscal Year    ($/sh)          Date
----------------      -----------     --------------    ---------    ----------
George D. Green         500,000*          49.6%        $0.15         2009

* Dr. Green was initially issued 750,000 options at an exercise price of $.60 per share. On December 30, 2005, the Company cancelled these options and issued Dr. Green a total of 500,000 options at an exercise price of $0.15 per share. At the time of the grant, the closing bid price of the Company's common stock was $.10 per share. All options are now fully vested. The Company has issued a total of 1,008,000 options to various employees including Dr. Green.

     During the year ended 2004, Dr. Green was granted 997,500 performance based options. These options vest at the market value calculated as of the date the following revenue milestones are met: 332,500 shares upon the Company reaching $3,000,000 in revenue, 332,500 shares upon the Company reaching $4,000,000 in revenue, and 332,500 shares upon the Company reaching $5,000,000 in revenue. The Company has issued a total of 1,245,000 performance options

     On October 15, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan"). The 2004 Plan permits the granting of an aggregate of 5,000,000 Shares. As of March 15, 2006 we have issued a total of 1,508,000 options under this Plan at exercise prices ranging from $0.13 to $0.50 per share plus an additional 1,740,000 performance based options which are issuable at the then current market price. Under the 2004 Plan, either incentive stock options or nonstatutory options may be granted as an incentive to key employees (including directors and officers who are key employees), non-employee directors, independent contractors and consultants of the Company and to offer an additional inducement in obtaining the services of such individuals. The Plan also permits the award of common stock to qualified recipients.

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

     The following table summarizes the number and dollar value of unexercised stock options at March 1, 2006 for the Named Executive Officers.

                     Shares         Value      Number of Securities      Value of Unexercised
                    Acquired      Realized    Underlying Unexercised     In-the-Money Options
Name              on Exercise (#)    ($)       Options at FY-End (#)       at FY-End ($)(1)
----------------- -------------- ---------- -------------------------  -------------------------
                                            Exercisable/Unexercisable  Exercisable/Unexercisable
                                            ----------- -------------  ----------- -------------
George D. Green         -0-           -0-      500,000       997,500      $  -0-         -0-*

--------------------------
(1) The closing price of the Company's Shares on March 15, 2006 as reported by OTC Bulletin Board was $0.07 per Share.
* The value of the exercisable and unexercisable options shall be determined upon the date of issuance.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 2006 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 1, 2006, there were issued and outstanding 35,334,299 shares of Common Stock and 1,508,000 Shares of Common Stock issuable upon the exercise of presently exercisable stock options and warrants.

                             Common Stock
                                                        Beneficially Owned
                              Title of              ----------------------------
Name and Address               Class                   Number        Percent (3)
--------------------------------------------------------------------------------
George D. Green                 Common               18,000,000(1)(2)    49.5%
1700 University Drive
Coral Springs, FL  33071

All Executive Officers and
Directors as a Group            Common               18,000,000          49.5%
(One (1) person)

--------------------------------------------------------------------------------

(1) Includes a total of 75,000 and 50,000 shares which Dr. Green transferred to his children, Jacyln and Joshua. However, Dr. Green has disclaimed beneficial ownership of these transferred shares.
(2) Includes options to purchase 500,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of March 1, 2006. George D. Green holds 1,000,000 shares of our preferred stock that provides for 15 to 1 voting rights. See Notes to our Financial Statements.
(3) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 1, 2006. As of March 1, 2006, there were 35,334,299 shares of our common stock issued and outstanding.


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

     In December 2005, the Company cancelled the 750,000 options previously granted to Dr. Green with an exercise price of $.60 per share in consideration for the grant of 500,000 options at an exercise price of $.15 per share. At the time of the cancellation and grant, our common stock was trading at $.10 per share.

     UDC entered into an employment agreement with Robert Gene Smith on February 15, 2004, pursuant to which Mr. Smith became a member of the Board of Directors of UDC and received an annual compensation of $24,000. The current agreement expired February 15, 2006. The parties have verbally agreed to extend the agreement on an annual basis pursuant to the same terms and conditions. However, it can be cancelled at any time by the Company on written notice to Mr. Smith. Mr. Smith was previously granted 250,000 options to purchase shares of common stock at $0.50 per share and an additional 247,500 options dependent upon the achievement of certain revenue milestones.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are either filed herewith or incorporated herein by reference.

Exhibit
No.       Description
--------  ----------------------------------------------------

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

10.6 Employment Agreement dated February 15, 2004 by and among Union Dental and Robert Gene Smith. (4)

10.7      2004 Stock Option Plan for Union Dental (4)

10.8      Form of Management Service Agreement with Participating Dentists

10.9      Form of Service Agreement with Participating Unions

10.10 Debenture Agreement executed between the Company and Dutchess Private Equities Fund II, L.P. (6)

10.11 Registration Rights Agreement between the Company and Dutchess Private Equities Fund II, L.P. (6)

10.12 Warrant Registration Rights Agreement between the Company and Dutchess Private Equities Fund II, L.P. (6)

10.13 Equity Line of Credit Registration Rights Agreement between the Company and Dutchess Private Equities Fund II, L.P. (6)

10.14 Investment Agreement between the Company and Dutchess Private Equities Fund II, L.P. (6)

10.15 Debenture Agreement between the Company and Dutchess Private Equities Fund II, L.P. (7)

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

(4) Filed as Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.
(5) Filed as Exhibits to the Company's Form 8-K/A filed with the Securities and Exchange Commission on February 4, 2005.
(6)  Filed as an exhibit to the Company's Form 8-k filed August 22, 2005.
(7)  Filed as an exhibit to the Company's Form 8-k filed December 27, 2005
------------------
*    Included herein

     (b) Reports on Form 8-k. During the last quarter of the fiscal year ended December 31, 2005, we filed on December 27, 2005 a report on Form 8-k, disclosing the terms and conditions of a $960,000 ("Face Amount") promissory note with Dutchess.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     AUDIT FEES. The aggregate fees billed for professional services rendered was $27,831 and $39,040 for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

     AUDIT-RELATED FEES. There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

     TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

     ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants. for the fiscal years ended December 31, 2005 and 2004.

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 with management and the independent auditors.

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


Date: March 30,  2006

                           Union Dental Holdings, Inc.
                    ----------------------------------------
                                  (Registrant)


                By: /s/ GEORGE D. GREEN
                ----------------------------------
                GEORGE D. GREEN, President and Director


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                      Date


/s/ GEORGE D. GREEN               CEO, President & Director     March 30,  2006
-----------------------------
GEORGE D. GREEN

                          INDEX TO FINANCIAL STATEMENTS



Reports of Independent Registered Public Accounting Firms ...................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Union Dental Holdings, Inc. and Subsidiaries
Coral Springs, Florida


     We have audited the accompanying consolidated balance sheet of Union Dental Holdings, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Dental Holdings, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has accumulated losses from operations of $1,612,178, a working capital deficiency of $1,294,563, a stockholders' deficit of $1,804,384 at December 31, 2005 and for the year ended December 31, 2005, used cash in operations of $525,016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                      /s/ De Meo, Young, McGrath
                                                    Certified Public Accountants

Fort Lauderdale, Florida
March xx, 2006

                     UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                  December 31, 2005

                                        ASSETS
CURRENT ASSETS:
  Cash                                                                          $           557,272
  Accounts receivable, less allowance for doubtful accounts of $69,700                      310,833
  Inventory of supplies                                                                      28,885
  Prepaid expenses and other current assets                                                   4,646
                                                                                -------------------

Total current assets                                                                        901,636

Property and equipment, net                                                                 293,925
Debt issuance costs, net                                                                    126,275
Other assets                                                                                 15,713
                                                                                -------------------

Total Assets                                                                    $         1,337,549
                                                                                ===================

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Note payable, net                                                            $            25,475
   Convertible debenture payable, net                                                       206,491
   Note payable - bank                                                                    1,268,667
   Accounts payable                                                                          19,886
   Accrued expenses                                                                          65,380
   Customer deposits                                                                         35,997
   Unearned membership fees                                                                 313,374
   Derivates liability                                                                    1,414,593
                                                                                -------------------

Total current liabilities                                                                 3,349,863
                                                                                -------------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 share authorized;
    1,000,000 shares issued and outstanding)                                                    100
  Common stock ($.0001  Par value; 300,000,000 share authorized;
    33,676,303 shares issued and outstanding)                                                 3,368
  Additional paid-in capital                                                              1,309,007
  Accumulated deficit                                                                    (1,820,108)
  Shareholder transactions                                                               (1,489,711)
  Less: deferred compensation                                                              (14,970)
                                                                                -------------------

Total shareholders' deficit                                                              (2,012,314)
                                                                                -------------------

Total liabilities and shareholders' deficit                                     $         1,337,549
                                                                                ===================


             See accompanying notes to consolidated financial statements.
                                         F-3

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              For the Years Ended
                                                                                                 December 31,
                                                                                -----------------------------------------------
                                                                                       2005                     2004
                                                                                ----------------------   ----------------------
Revenues, net                                                                   $            2,066,944   $            1,931,570
                                                                                ----------------------   ----------------------

Operating Expenses:
   Cost of services performed                                                                  488,187                  382,967
Salaries and related taxes                                                                     843,204                  692,099
Depreciation and amortization                                                                   39,467                    9,880
Professional fees                                                                              199,018                  106,336
Consulting fees                                                                                373,215                   92,405
Other general and administrative                                                               762,057                  594,570
                                                                                ----------------------   ----------------------

                                                                                             2,705,148                1,878,257
                                                                                ----------------------   ----------------------

(Loss) income from operations                                                                 (638,204)                  53,313
                                                                                ----------------------   ----------------------

Other income (expense):
   Amortization of debt issuance costs                                                          (6,725)                       -
   Loss from valuation of derivatives liability                                               (273,731)                       -
   Impairment of goodwill                                                                            -                   (7,750)
   Interest income                                                                                   -                       13
Interest expense                                                                              (521,523)                 (40,587)
                                                                                ----------------------   ----------------------

     Total other income (expense)                                                             (801,979)                 (48,324)
                                                                                ----------------------   ----------------------

Net (loss) income                                                               $           (1,440,183)  $                4,989
                                                                                ======================   ======================

Net loss per common share:
   Net loss per common share - basic and diluted                                $                (0.05)  $                 0.00
                                                                                ======================   ======================

   Weighted average common shares outstanding - basic                                       29,702,912               27,511,177
                                                                                ======================   ======================
   Weighted average common shares outstanding - diluted                                     29,702,912               28,261,112
                                                                                ======================   ======================

          See accompanying notes to consolidated financial statements.
                                       F-4

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
             STATEMENTS OF CHANGES IN SHAREHOLDER' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004


                                                      Preferred Stock           Common Stock
                                                     $.0001 Par Value         $.0001 Par Value
                                                -----------------------------------------------
                                                         Number of                Number of      Paid-in
                                                   Shares      Amount     Shares      Amount     Capital
                                                ----------------------------------------------------------
Balance - December 31, 2003                       1,000,000   $    100   17,500,000  $ 1,750   $     (850)

Recapitalization of Company                               -          -   10,000,000    1,000       10,145

Distributions to prior shareholders of
S-Corporation                                             -          -            -        -            -

Common stock issued for debt
conversion at  $.50 per share                             -          -      913,939       91      456,783

Common stock issued under
consulting agreement                                      -          -      106,000       11       52,989

Net income for the year                                   -          -            -        -            -
                                                ----------------------------------------------------------

Balance - December 31, 2004                       1,000,000        100   28,519,939    2,852      519,067

Common stock in connection
with note payable                                         -          -    1,500,000      150      134,850

Common stock issued for
acquisition of assets                                     -          -      733,901       74      113,681

Common stock issued for
debenture conversion                                      -          -      590,000       59       54,221


Common stock issued for interest                          -          -       53,817        5        4,947

Common stock issued for services
                                                          -          -    2,158,646      216      238,237

Warrant value related to
debenture payable                                         -          -            -        -      124,138

Common stock issued in
private placement                                         -          -      120,000       12       59,988

Grant of stock options                                    -          -            -        -       59,878

Repayment of shareholder loan                             -          -            -        -            -

Net loss for the year                                     -          -            -        -            -
                                                ----------------------------------------------------------

Balance - December 31, 2005                       1,000,000  $     100   33,676,303   $3,368    $1,309,007
                                                ==========================================================


       See accompanying notes to consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
             STATEMENTS OF CHANGES IN SHAREHOLDER' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004
                                  (Continued)

   Additional                                               Total
   Accumulated       Shareholder       Deferred           Stockholders'
   Deficit         Transactions      Compensation     Equity (Deficit)
-------------------------------------------------------------------------
    $   236,050    $             -   $          -     $        237,050

       (236,050)        (1,539,129)             -           (1,764,034)


       (384,914)                 -              -             (384,914)


              -                  -              -              456,874


              -                  -              -               53,000

          4,989                  -              -                4,989
-------------------------------------------------------------------------

       (379,925)        (1,539,129)              -          (1,397,035)


              -                  -               -             135,000


              -                  -               -             113,755


              -                  -               -              54,280


              -                  -               -               4,952


              -                  -               -             238,453


              -                  -               -             124,138


              -                  -               -              60,000

                                 -         (14,970)             44,908

              -             49,418               -              49,418

     (1,440,183)                 -               -          (1,440,183)
-------------------------------------------------------------------------

    $(1,820,108)     $  (1,489,711)     $  (14,970)   $     (2,012,314)
=========================================================================


                   See accompanying notes to consolidated financial statements.
                                      F-6

                           UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                               --------------------------------------
                                                                                      2005               2004
                                                                               -----------------  -------------------
Cash Flows From Operating Activities:
Net (loss) income                                                               $     (1,440,183) $             4,989
Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
Depreciation and amortization                                                             39,467                9,880
Stock-based compensation and consulting                                                  283,361              111,763
Common stock issued for interest                                                           4,952
Provision for bad debt                                                                    62,500                7,200
Impairment of goodwill                                                                         -                7,750
Amortization of debt issuance costs                                                        6,725                    -
Amortization of discount of debenture and note payable                                   401,927                    -
Loss from valuation of derivatives                                                       273,731                    -
Changes in assets and liabilities:
Accounts receivable                                                                      (56,256)             (51,504)
Inventory of supplies                                                                     (4,830)                   -
Prepaid expenses and other current assets                                                 (1,137)              10,300
Other assets                                                                              (5,200)             (10,513)
Accounts payable                                                                         (36,857)             136,205
Accrued expenses                                                                          65,380                    -
Due to related parties                                                                  (110,839)            (279,525)
Customer deposits                                                                          5,195                4,189
Unearned membership fees                                                                 (12,952)              61,663
                                                                               -----------------  -------------------
Net cash provided by (used in) operating activities                                     (525,016)              12,397
                                                                               -----------------  -------------------
Cash Flows From Investing Activities:
Purchase of property and equipment                                                      (170,161)             (12,603)
Cash acquired in reorganization                                                                -                2,000
                                                                               -----------------  -------------------
Net cash used in investing activities                                                   (170,161)             (10,603)
                                                                               -----------------  -------------------
Cash Flows From Financing Activities:
Net proceeds from sales of common stock                                                   60,000                    -
Distribution to shareholders'                                                                  -             (384,914)
Proceeds from note payable                                                               800,000                    -
Payment on short-term debt                                                               (50,581)             417,006
Proceeds from line of credit                                                                   -               47,813
Proceeds from debenture payable                                                          600,000                    -
Payment on debenture payable                                                            (115,682)                   -
Payment of placement fees                                                               (133,000)                   -
Repayment of other stockholder transaction                                                49,418                    -
Payments on notes payable                                                                      -              (56,061)
                                                                               -----------------  -------------------
Net cash provided by financing activities                                              1,210,155               23,844
                                                                               -----------------  -------------------

Net increase in cash                                                                     514,978               25,638

Cash - beginning of year                                                                  42,294               16,656
                                                                               -----------------  -------------------

Cash - end of year                                                              $        557,272  $            42,294
                                                                               =================  ===================
Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                                      $        114,644  $               624
                                                                               =================  ===================
Cash payments for income taxes                                                  $                 $                 -
                                                                               =================  ===================

Non-cash investing and financing activities:
Issuance of common stock for debt                                               $         54,280  $           417,006
                                                                               =================  ===================
Stockholder loan offset in stockholder transactions                             $              -  $           560,179
                                                                               =================  ===================
Common stock issued for asset acquisition                                       $        113,755  $                 -
                                                                               =================  ===================
Common stock issued in connection with promissory note                          $        135,000  $                 -
                                                                               =================  ===================
Warrants granted  in connection with discount of debentures                     $        124,138  $                 -
                                                                               =================  ===================
 Derivitives liabilty reflected as discount to debenture
and note payable                                                                $      1,140,862  $                 -
                                                                               =================  ===================

                   See accompanying notes to consolidated financial statements.
                                      F-7