Form 10KSB/A
period 2005-12-31
UNION DENTAL HOLDINGS, INC.
filed 2006-04-27
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A-1

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



     Of the 36,295,799 shares of our common stock issued and outstanding as of April 24, 2006 approximately 18,795,799 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on April 10, 2005 was $1,315,705.



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

     Effective October 15, 2004, UDC acquired substantially all of the assets (except the patient list) of George D. Green D.D.S., P.A. in Coral Springs, Florida. Pursuant to this Asset Purchase Agreement, the aggregate purchase price payable by UDC for these assets was One Million Dollars ($ 1,000,000.00), payable pursuant to a Promissory Note (the "PA Note") in the amount of One Million Dollars ($1,000,000.00) with interest thereon of five percent (5%) per annum, and which note shall be payable in ten (10) equal yearly installments.

     DDS operates a network of duly licensed dental providers (the "Dental Referral") who provide dental services through the network to union members in accordance with arrangements between DDS and various unions. Pursuant to the Stock Purchase Agreement, on August 14, 2000, Dr. Green acquired two hundred fifty (250) shares of common stock of DDS from Melvyn Greenstein, DDS and Irene Greenstein, the initial shareholders and Sellers (collectively the "Greensteins"), for the purchase price of One Million Eight Hundred Fifty Thousand Dollars ($1,850,000.00) (1st DDS Purchase Price"). The 1st DDS Purchase Price was payable as follows: One Million Four Hundred Fifty Thousand Dollars ($1,450,000.00) at closing and a promissory note of Four Hundred Thousand Dollars ($400,000.00). On December 31, 2003, Dr. Green acquired the remaining two hundred fifty (250) shares of common stock of DDS from the Greensteins for the purchase price of Eight Hundred Seventy Five Thousand Dollars ($875,000.00) (2nd DDS Purchase Price"). As a result of the 1st DDS Purchase Price and the 2nd DDS Purchase Price, Dr. Green owned of record and beneficially all of the issued and outstanding common stock of DDS, consisting of five hundred (500) shares of DDS.

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

EXCLUSIVE AGREEMENTS

     DDS selects certain dentists in selected geographical areas to represent DDS. The dentists enter into exclusive agreements with DDS for an annual management services which typically range from $3,000 to $6,000. The specific fee which we charge is based on each specialty the dentist provides to the patients on a per office basis. Significantly lower fees may be charged for dental practices covering a large geographic area which employ a large number of participating dentists. We believe that this practice will provide us with greater exposure to the unions, dentists and the public. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Currently, areas of specialties include: (1) General Dentistry (2) Orthodontics (3) Periodontics (4) Pedodontics (5) Endodontics (6) Prosthodontics (7) Oral & Maxillofacial Surgery,
(8) Implants and (9) TMJ.

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

EMPLOYEES

     We operate our business through our wholly owned subsidiaries. Dr. Green, our chief executive officer, is the only employee of Union Dental Holdings. UDC employs a total of seventeen (17) individuals that assist in the operation of both Dr. George D. Green, DDS, P.A. and Dental Vision. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations.


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

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

     The Company has a limited operating history in connection with its network provider business ("DDS") upon which an evaluation of its future success or failure can be made. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and execute exclusive contracts with the unions and (ii) raise the necessary capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish these objectives.

     Our auditors have issued a going concern opinion based on our financial situation as of December 31, 2005. We have accumulated losses from operations totaling $1,820,108, a working capital deficit of $2,448,227 and a stockholders' deficit of $1,820,108. A significant portion of the operating losses in 2005 is attributable to marketing expenses associated with securing union contracts. Management has invested significant time and money in cultivating closer relationships with the unions, especially CWA, and believes that this will result in increased revenues in the coming years. Nevertheless, if we are not able to continue as a going concern, you will likely lose your entire investment.

     The Company needs to raise substantial funds in the foreseeable future in order to implement its business plan. The Company presently does not have sufficient revenues nor profits required to acquire dental practices and to expand its network provider businesses. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make these acquisitions and expand its network of dental providers or even maintain its current operating levels. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects. The Company's success is dependent upon a limited number of people.

     The ability to implement the Company's business plan is significantly dependent upon the efforts of its President, Dr. George D. Green. The loss of his services would have a material adverse affect on the Company.

 The Company's business will be harmed if it is unable to manage growth.

     The Company's business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls. The Company will need to expand, train and manage its employee base. No assurances can be given that the Company will be able to timely and effectively meet such demands. The issuance of shares through our stock compensation and incentive plans may enable us to attract qualified managerial candidates but will have a dilutive impact on existing shareholders.

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

     Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects , which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 25,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 1,000,000 shares of Class A Preferred Stock are issued and outstanding as of April 1, 2006. Each share of Class A Preferred shall have 15 votes per share. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

     If we were request the maximum of $5,000,000 pursuant to the Investment Agreement, assuming a conversion price of $.13, we would issue to Dutchess 38,461,538 shares of our common stock. Based on the current price of our common stock at $.07 per share, we would only be able to draw down approximately $2.7 million from our equity credit line and be required to issue approximately 38,461,000 shares of our Common Stock. This would result in Dutchess controlling us. Dutchess may be able to exert substantial influence over all matters submitted to a vote of the shareholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which our shareholders, may view unfavorably.

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

The sale of our stock under the Dutchess agreement could encourage short sales which could contribute to the future decline of our stock price and materially dilute existing stockholders' equity and voting rights.

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

     We have been sued in the Court of Common Pleas in Lebanon County, Pennsylvania individually and on behalf of a class (Jaromir Kovarik and Daria Kovarikova v Union Dental Corp. and George Greeen. The complaint alleges violation of 47 U.S.C. Section 227(b)(1)(c) and related sections in connection with the distribution of an unsolicited facsmile transmissions. The suit seeks class action certifications. The lawsuit was previously filed and was dismissed by the Court. The Company believes that it has meritorious defenses to the action.


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2005, covered by this report.



                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

     a) Market Information. The Company's common stock began trading on the Over-the-Counter Bulletin Board (the "OTCBB") on October 6, 2004. Our current stock symbol is "UDHI.OB". The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for our common stock as quoted on the OTCBB. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Prices set forth below have been adjusted to give effect to the one for forty reverse stock split which was approved by the stockholders on May 10, 2004.

     Year 2003- There was no market for our common stock.

                  Year 2004                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.00           $.00
                  Second Quarter             .01            .01
                  Third Quarter              .02            .01
                  Fourth Quarter             .55            .02

                  Year 2005                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.74           $.17
                  Second Quarter             .20            .11
                  Third Quarter              .22            .09
                  Fourth Quarter             .15            .09

                   Year 2006                High           Low
                  -------------------      ------         -----
                  Through April 25,         $.12           $.05

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

Transfer Agent

     Our transfer agent is Interwest Transfer Co. Inc., 1981 East Murray Holiday Road, Suite 100, Salt Lake City, UT 84117. Their telephone number is (801) 272-9294.

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

     (d) Securities authorized for issuance under equity compensation plans

     The following table sets forth all securities which we may issue under any equity compensation plan.

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

     - at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

     - neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

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

     As of December 31, 2005, the Company had not delivered any Put Notices nor utilized the Line of Credit with Dutchess. However, as of April 24, 2006 the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note 4 to our financial statements ) and received $162,279 of net cash proceeds for which the Company issued 2,022,496 shares of its common stock to Dutchess.

     Because of the significant decline in the price of our common stock since the execution of our Line of Credit with Dutchess, it is unlikely that we will be able to draw down the entire $5,000,000. As a result, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we may be able to obtain a portion of any additional required working capital through the private placement of Common

Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended. We may also rely on the exemption afforded by Regulation S of the Securities Act of 1933, as amended, and solicit non-U.S. citizens. There is no assurance that we will obtain the additional working capital that we need through the private placement of our Common Stock. In addition, such financing may not be available in sufficient amounts or on terms acceptable to us.

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

     (d) elect to increase the Face Amount by two and one-half percent (2.5%) per month (pro-rata for partial periods) paid as a penalty for liquated damages which will be compounded daily.

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

     On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. There is no stated interest rate on the Note. Payments are to be made by the Company from each Put from the Company's Equity Credit Line we have with Dutchess. The Company is obligated to pay Dutchess the greater of a) 50% of each Put to the Investor or
b) $80,000 until the face Amount minus any fees have been paid. The first payment was due and made on February 15, 2006 and all subsequent payments will be made at the Closing of every Put to Dutchess thereafter. The Put Amount will be the maximum amount allowed under the Investment Agreement with Dutchess. Payments made by the Company in satisfaction of this Note shall be made from each Put from the Equity Line of Credit with Dutchess. Additionally, in connection with this obligation, the Company issued 1,500,000 shares of common stock.

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

Net Income

     We incurred a net loss of $1,440,183 for 2005 as compared to net income of $4,989 in the prior year. The significant decline in net income and resulting loss is primarily attributable to an increase in salaries and related expenses from $692,099 to $843,204, an increase in depreciation and amortization from $9,880 to $39,467, an increase in professional fees from $106,336 to $199,018, an increase in consulting fees from $92,405 to $373,215, an increase in general and administrative expenses from $594,570 to $762,057 and an increase in our interest expense from $40,587 to $521,523 of which $401,927 represents a non cash expense as a result of the amortization of the discount of the debenture and note payable.

     In addition, we had other non-cash expenses totaling $283,361. Specifically, we issued a total of 2,158,646 shares of our common stock as stock based compensation including $107,975 in legal fees and $175,386 for consulting services.

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

     We recorded a net loss of (0.05) per share in 2005 computed on a basic and diluted basis as compared to no income ($0.00) per share in 2004.

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

Liquidity and Capital Resources

     At December 31, 2005, we had cash and accounts receivable totaling $868,105. We had total current assets of $901,636 and our total assets were $1,337,549. Our total current liabilities were $3,349,863 We have a working capital deficit as of December 31, 2005 of $2,448,227.The significant increase in our working capital deficit is attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $206,491 and a derivative liability totaling $1,414,593. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. (See Footnotes 3,4 and 5 of our financial statements). We are also in default under our lending agreement with Bank of America since we have failed to maintain certain affirmative covenants required under the loan documentation. By way of example and not limitation, our loan with Bank of America requires us to file all federal income tax returns. We have not filed our federal income tax return for the year 2004. As a result, we may also be subject to penalties and interest imposed by the Internal Revenue Service. Therefore, we have designated the entire amount of this liability, $1,268,667 as a short term obligation. We have not received any notice from Bank of America that we are in default. However, we have met with our Bank of America account manager to discuss this matter. No decision has been made to date by Bank of America regarding the loan or its status.

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

     As stated above, our loan with Bank of America is in default. The loan was established to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. (See Footnote 6 of our financial statements.)

     We have an accumulated deficit of $1,820,108 and a stockholders' deficit of $2,012,314 at December 31, 2005.

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

Subsequent Events:

     In January 2006, the Company issued 75,000 shares of common stock upon the conversion of the debenture payable at $.092 per share or $6,900.

     During the three months ended March 31, 2006, the Company issued an aggregate 522,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at per share prices ranging from $.08 to $.09 or an aggregate of $43,600. In connection with issuance of these shares, the Company recorded professional fees of $14,400 for legal services performed and $29,200 in consulting fees for investor relation and business development services performed.

     For the period from January 21, 2006 to April 4, 2006, the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note 4) and received $162,279 of net cash proceeds for which the Company issued 2,022,496 shares of its common stock to Dutchess.

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

     On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We have incorporated the terms and conditions of this pronouncement in our financial statements.

     In September 2005, the EITF issued EITF No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

     In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We have incorporated the terms and conditions of EITF Issue No. 05-7 in our financial statements.

     In  September  2005,  the FASB also  ratified  the EITF's  Issue No.  05-8,
"Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company has adopted EITF Issue No. 05-8 and it is reflected in our financial statements.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) The following table sets forth the names, ages, positions and address of our current directors and executive officers.

Name             Age   Position(s) with Company                    Election Date
---------------  ---   -----------------------------------
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

Involvement in Certain Legal Proceedings

     Except as indicated in this Annual Report, no event listed in Sub-paragraphs (1) through(4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 2006 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of April 10, there were issued and outstanding 36,295,799 shares of Common Stock and 1,508,000 Shares of Common Stock issuable upon the exercise of presently exercisable stock options and warrants.

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

(2) Includes options to purchase 500,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of April 10, 2006. George D. Green holds 1,000,000 shares of our preferred stock that provides for 15 to 1 voting rights. See Notes to our Financial Statements.

(3) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 10, 2006. As of April 10, 2006, there were 36,295,799 shares of our common stock issued and outstanding.


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

Date: April 27, 2006

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


Signature                                Title                      Date


/s/ GEORGE D. GREEN
-----------------------------
GEORGE D. GREEN                   CEO, President & Director    April 27, 2006

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Reports of Independent Registered Public Accounting Firm.....................F-2

Consolidated Financial Statements:

        Consolidated Balance Sheet...........................................F-3

        Consolidated Statements of Operations................................F-4

        Consolidated Statements of Stockholders' Equity......................F-5

        Consolidated Statements of Cash Flows................................F-7

Notes to Consolidated Financial Statements...................................F-9

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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has net losses of $1,440,083 for the year ended December 31, 2005, had a working capital deficiency of $2,448,227 and a stockholders' deficit of $2,012,314 at December 31, 2005 and for the year ended December 31, 2005, used cash in operations of $525,016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                      /s/ De Meo, Young, McGrath
                                                   -----------------------------
                                                    Certified Public Accountants

Fort Lauderdale, Florida
March 31, 2006

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
                                                                                ===================


             See accompanying notes to consolidated financial statements.
                                         F-3

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Years Ended
                                                                        December 31,
                                                           --------------------------------------
                                                                   2005                2004
                                                           ------------------   -----------------
Revenues, net                                              $        2,066,944   $       1,931,570
                                                           ------------------   -----------------

Operating Expenses:
   Cost of services performed                                         488,187             382,967
Salaries and related taxes                                            843,204             692,099
Depreciation and amortization                                          39,467               9,880
Professional fees                                                     199,018             106,336
Consulting fees                                                       373,215              92,405
Other general and administrative                                      762,057             594,570
                                                           ------------------   -----------------
                                                                    2,705,148           1,878,257
                                                           ------------------   -----------------
(Loss) income from operations                                        (638,204)             53,313
                                                           ------------------   -----------------

Other income (expense):
   Amortization of debt issuance costs                                 (6,725)                  -
   Loss from valuation of derivatives liability                      (273,731)                  -
   Impairment of goodwill                                                   -              (7,750)
   Interest income                                                          -                  13
Interest expense                                                     (521,523)            (40,587)
                                                           ------------------   -----------------
     Total other income (expense)                                    (801,979)            (48,324)
                                                           ------------------   -----------------
Net (loss) income                                          $       (1,440,183)  $           4,989
                                                           ==================   =================

Net loss per common share:
   Net loss per common share - basic and diluted           $            (0.05)  $            0.00
                                                           ==================   =================
   Weighted average common shares outstanding - basic              29,702,912          27,511,177
                                                           ==================   =================
   Weighted average common shares outstanding - diluted            29,702,912          28,261,112
                                                           ==================   =================



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
                                                ==========================================================

                           (Continued on next page.)
       See accompanying notes to consolidated financial statements.

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
=========================================================================


          See accompanying notes to consolidated financial statements.
                                      F-6

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended
                                                                        December 31,
                                                              -------------------------------------
                                                                    2005               2004
                                                              ----------------  -------------------
Cash Flows From Operating Activities:
Net (loss) income                                             $     (1,440,183) $             4,989
Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
Depreciation and amortization                                           39,467                9,880
Stock-based compensation and consulting                                283,361              111,763
Common stock issued for interest                                         4,952
Provision for bad debt                                                  62,500                7,200
Impairment of goodwill                                                       -                7,750
Amortization of debt issuance costs                                      6,725                    -
Amortization of discount of debenture and note payable                 401,927                    -
Loss from valuation of derivatives                                     273,731                    -
Changes in assets and liabilities:
Accounts receivable                                                    (56,256)             (51,504)
Inventory of supplies                                                   (4,830)                   -
Prepaid expenses and other current assets                               (1,137)              10,300
Other assets                                                            (5,200)             (10,513)
Accounts payable                                                       (36,857)             136,205
Accrued expenses                                                        65,380                    -
Due to related parties                                                (110,839)            (279,525)
Customer deposits                                                        5,195                4,189
Unearned membership fees                                               (12,952)              61,663
                                                              ----------------  -------------------
Net cash provided by (used in) operating activities                   (525,016)              12,397
                                                              ----------------  -------------------
Cash Flows From Investing Activities:
Purchase of property and equipment                                    (170,161)             (12,603)
Cash acquired in reorganization                                              -                2,000
                                                              ----------------  -------------------
Net cash used in investing activities                                 (170,161)             (10,603)
                                                              ----------------  -------------------
Cash Flows From Financing Activities:
Net proceeds from sales of common stock                                 60,000                    -
Distribution to shareholders'                                                -             (384,914)
Proceeds from note payable                                             800,000                    -
Payment on short-term debt                                             (50,581)             417,006
Proceeds from line of credit                                                 -               47,813
Proceeds from debenture payable                                        600,000                    -
Payment on debenture payable                                          (115,682)                   -
Payment of placement fees                                             (133,000)                   -
Repayment of other stockholder transaction                              49,418                    -
Payments on notes payable                                                    -              (56,061)
                                                              ----------------  -------------------
   Net cash provided by financing activities                         1,210,155               23,844
                                                              ----------------  -------------------

                           (Continued on next page.)
          See accompanying notes to consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                    For the Years Ended
                                                                        December 31,
                                                              -------------------------------------
                                                                    2005               2004
                                                              ----------------  -------------------

   Net increase in cash                                                514,978               25,638

Cash - beginning of year                                                42,294               16,656
                                                              ----------------  -------------------

Cash - end of year                                            $        557,272  $            42,294
                                                              ================  ===================

Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                    $        114,644  $               624
                                                              ================  ===================
Cash payments for income taxes                                $                 $                 -
                                                              ================  ===================

Non-cash investing and financing activities:
Issuance of common stock for debt                             $         54,280  $           417,006
                                                              ================  ===================
Stockholder loan offset in stockholder transactions           $              -  $           560,179
                                                              ================  ===================
Common stock issued for asset acquisition                     $        113,755  $                 -
                                                              ================  ===================
Common stock issued in connection with promissory note        $        135,000  $                 -
                                                              ================  ===================
Warrants granted  in connection with discount of debentures   $        124,138  $                 -
                                                              ================  ===================

Derivitives liabilty reflected as discount to debenture
and note payable                                              $      1,140,862  $                 -
                                                              ================  ===================










          See accompanying notes to consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Union Dental Holdings, Inc., (f/k/a National Business Holdings, Inc.), (the "Company") is a Florida corporation which conducts business from its headquarters in Ft. Lauderdale, Florida. The Company was incorporated on
November 26, 1996. On December 27, 2004, the Company entered into a Share Exchange and Reorganization Agreement ("Reorganization") with both Union Dental Corp. ("UDC"), a Florida corporation and Direct Dental Services, Inc. ("DDS"), a Florida corporation, whereby UDC and DDS became wholly-owned subsidiaries of the Company in exchange for an aggregate of 17,500,000 shares of its common stock and 1,000,000 shares of its preferred stock issued to Dr. George Green with each share of preferred stock providing voting rights equal to 15 shares of the Company's common stock. In addition, the Company agreed to recognize the 3,452,250 issued and outstanding options to purchase UDC common stock as options to purchase the Company's common stock. Pursuant to the Reorganization Agreement, 22,287,977 shares of the Company's common stock were canceled. As a result, UDC's and DDS's former stockholders became the Company's majority stockholders with the Company's former shareholders retaining 10,000,000 shares of common stock.

On January 11, 2005, the Company amended its Articles of Incorporation to change its name from National Business Holdings, Inc. to Union Dental Holdings, Inc.

The acquisition of UDC and DDS by the Company was accounted for as a reverse merger because on a post-merger basis, the former UDC and DDS shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, UDC and DDS were deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending December 31, 2005, are those of the combined results of UDC and DDS for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of the combined results of UDC and DDS prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and the combined UDC and DDS common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (UDC and DDS) are carried forward after the acquisition.

Through its wholly-owned subsidiaries, UDC and DDS, the Company operates two distinct lines of business.

DDS operates a network of duly licensed dental providers, the Dental Referral, who provide dental services through the network to union members in accordance with arrangements between DDS and various labor unions. DDS is not limited as to the type of labor union which it may solicit. DDS charges an annual management services fee to the participating dentists to practice in an "area of exclusivity" for union members. DDS currently has exclusive contracts with several local unions.

UDC acquired the assets of George D. Green, DDS, PA and manages the operation of that general dental practice.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2005, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $69,700.

Inventory of dental supplies

The Company values inventory of dental supplies at the lower of cost or market, using the specific unit cost method.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2005.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Through December 31, 2004, the Company was organized as a combination of S-Corporations. In lieu of corporation income taxes, the shareholder of the S-Corporation was eligible for his proportional share of the Company's net income. Therefore, no provision or liability for Federal income taxes has been included in the financial statements as of December 31, 2004.

The Company was taxed as an S-Corporation combination until December 31, 2004, when the Company changed its form of ownership to a C corporation. As a result of the change of ownership, the Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at December 31, 2005 include the following:

                   Convertible debentures      4,674,326
                   Derivatives options        11,294,118
                   Options                     1,508,000
                   Warrants                    1,304,348
                                            -------------
                                            -------------
                                              18,780,792
                                            =============
Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

DDS selects certain dentists in selected geographical areas to represent the Company. The dentist enters into an exclusive agreement with DDS for an annual management services fee, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Revenues from membership fees are recognized over the term of the contract.

The Company recognizes revenue from its dental practice when dental services are provided.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Through December 31, 2005, the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

The exercise prices of all options granted by the Company equaled the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the year ended December 31, 2005 and 2004:

                                                            2005          2004
                                                        ------------    --------
Net (loss) income, as reported                          $ (1,440,183)   $  4,989
Less:  stock-based employee compensation expense
determined under fair value based method,
net of related tax effect                                    (97,686)          -

Pro forma net (loss) income                             $ (1,537,869)   $  4,989

Basic and diluted net (loss) income per common share:
         As reported                                    $      (0.05)   $   0.00
         Pro forma                                      $      (0.05)   $   0.00
=================================

The option grants are estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as of December 31, 2005: expected volatility of 307%; risk free interest rate of 3.75%; expected life of 5 years and annual dividend rate of 0%.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2005, the Company had approximately $609,105 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2005.

Non-Employee Stock Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

Common stock purchase warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue ("EITF") issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, the EITF issued EITF No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consist of the following:

                                Useful Life
                                -----------
Computer equipment                5 Years          $            8,680
Office equipment                  5 years                     424,747
Office furniture and fixtures     7 Years                      62,128
Leasehold improvements            10 Years                     26,093
                                                   -------------------
                                                              521,648

Less accumulated depreciation                               (227,723)
                                                   -------------------

                                                   $          293,925
                                                   ===================

For the year ended December 31, 2005 and 2004, depreciation expense amounted to $39,467 and $9,880, respectively.

In May 2005, the Company acquired certain office equipment from Dental Visions, Inc., (DVI), in exchange for 733,901 shares of common stock valued at $113,755 and payment of DVI debt in the amount of $169,486, for a total valuation of $283,241.


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

On August 17, 2005, the Company entered into a Debenture Agreement with Dutchess Private Equity Fund II, LLP ("Dutchess"), an accredited investor, for the issuance and sale of $600,000 of 10% secured convertible debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. On August 17, 2005, the Company issued Dutchess a $600,000 principal amount 10% secured convertible debenture due August 17, 2010. At the time of signing the Debenture Agreement, the Company also issued Dutchess five-year common stock purchase warrants to purchase 1,304,348 shares of the Company's common stock at $.092 per share.

Interest is payable on the secured convertible debentures at the rate of 10% per year. Amortizing payments will be made by the Company in satisfaction of this Debenture. Payments shall be made monthly on the first day of each business day of each month while there is an outstanding balance on the Debenture, to the Holder, in the amounts outlined below on the following schedule:

         Payment for Month 1:   $4,951
           (due within three (3) days of the Issuance Date)
         Payment for Month 2:   $4,951
         Payment for Month 3:   $4,951
         Payment for Month 4
    and each month thereafter: $62,716

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The principal amount of the Debenture plus accrued interest may be converted at the option of the Dutchess into shares of the Company's common stock, anytime following the closing date, at a conversion price equal to the lesser of (i) the lowest closing bid price during the 15 days of full trading, as defined, prior to the conversion date; or (ii) $0.092. In addition, in the event that any portion of the debenture remains outstanding on the maturity date of August 17, 2010, such outstanding amount shall be automatically converted into shares of the Company's common stock. In the event that the Company does not make delivery of the common stock as instructed by Dutchess, the Company shall be obligated to pay to Dutchess 3% in cash of the dollar value of the debentures being converted, compounded daily, per each day after the 3rd business day following the conversion date that the common stock is not delivered to Dutchess. In the Event of default as defined in the Debenture Agreement, Dutchess may among other things:

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

     (d) elect to increase the Face Amount by two and one-half percent (2.5%) per month (pro-rata for partial periods) paid as a penalty for liquated damages which will be compounded daily.

The debenture provides that Dutchess shall not be entitled to convert that amount of Debenture into common stock, which when added with the sum of the number of shares beneficially owned by Dutchess would exceed 4.99% of the number of shares of our common stock outstanding on the conversion date.

In order to secure its obligations under the secured convertible debenture and related documents, the Company has granted the debenture holder a security interest in all of its assets and property.

In accordance with Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities', ("FASB 133"), the Company determined that the conversion feature of the Debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the Debentures, the debt does not meet the definition of "conventional convertible debt" because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $475,862 and an initial loss on the valuation of derivative liabilities of $305,667. At December 31, 2005, the Company revalued this derivative liability, For the year ended December 31, 2005, after adjustment, the Company recorded a gain on valuation of derivative liability of $11,754. The associated warrants are exercisable for 1,304,348 shares of common stock at an exercise price of $0.092 per share. The warrants, which expire five years after issuance, were assigned a value of $124,138, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 3.75%, volatility of 363%, and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants were allocated based on their fair values. The amount allocated as a discount on the debenture for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the debenture.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The holders of the debenture and warrants have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, the initial aggregate fair value of the derivatives (embedded and free-standing) of $781,529 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. At December 31, 2005, this derivative liability was $412,544. During the year ended December 31, 2005, the recording of this derivative liability associated with this debt financing resulted in a non-cash gain of $63,318 which was reflected in the consolidated statement of operations for the year ended December 31, 2005. Additionally, the initial aggregate fair value of the warrants of $124,138 was recorded as an accrued warrant liability in the consolidated balance sheet. Upon effectiveness of the registration statement in September 2005, the Company reclassified this warrant liability to equity. For the year ended December 31, 2005, amortization of the discount on debenture amounted to $376,452.

The convertible debenture liability is as follows at December 31, 2005:


Convertible debentures payable                   $       430,039
Less: unamortized discount on debentures                (223,548)
                                                 ---------------

Convertible debentures, net                      $       206,491
                                                 ===============


NOTE 4 - EQUITY CREDIT LINE

On August 17, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund II, LLP ("Dutchess"). Pursuant to this Agreement, Dutchess committed to purchase up to $5,000,000 (the "Line") of the Company's common stock over the course of 36 months ("Line Period"), after the registration statement was declared effective by the SEC in September 2005 (the "Effective Date"). The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to either (1) $100,000 or (2) 200% of the averaged daily volume (US market only) ("ADV") of the Company's common stock for the 20 trading days prior to the "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Pricing Period shall be the five (5) consecutive trading days immediately after the Put Date. The Market Price shall be the lowest closing bid price of the Company's common stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. This Investment Agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

In general, the drawdown facility operates as follows: Dutchess, has committed to provide the Company up to $5,000,000 as it requests over a 36 month period, in return for common stock the Company issues to Dutchess. The Company, at its sole discretion, may during the Open Period deliver a "put notice" (the "Put Notice") to Dutchess which states the dollar amount which the Company intends to sell to Dutchess on the Closing Date. The Open Period is the period beginning on the trading after the Effective Date and which ends on the earlier to occur of 36 months from the Effective Date or termination of the Investment Agreement in accordance with its terms. The Closing Date shall mean no more than 7 trading days following the Put Notice Date. The Put Notice Date shall mean the Trading Day immediately following the day on which Dutchess receives a Put Notice, as defined in the agreement. During the Open Period, the Company shall not be entitled to submit a Put Notice until after the previous Closing has been completed. Additionally, Dutchess shall not be obligated to honor any Put Notice if at the time of the Put Notice Dutchess would own more than 4.99% of the Company's issued and outstanding common stock.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 4 - EQUITY CREDIT LINE (continued)

Upon the receipt by Dutchess of a validly delivered Put Notice, Dutchess shall be required to purchase from the Company, during the period beginning on the Put Notice Date and ending on and including the date that is 5 trading days after such Put Notice, that number of shares having an aggregate purchase price equal to the lesser of (a) the Put Amount set forth in the Put Notice, or (b) 20% of the aggregate trading volume of the Company's common stock during the applicable Pricing Period times (x) the lowest closing bid price of the Company's common stock during the specified Pricing period, but only if such said shares bear no restrictive legend and are not subject to stop transfer instructions, prior to the applicable Closing Date.

As of December 31, 2005, the Company had not delivered any Put Notices and has not drawn on the equity line of credit.


NOTE 5 - NOTE PAYABLE

On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess Private Equities Fund, LP (the "Investor"), in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. There is no stated interest rate on the Note and interest has been imputed at a rate of xx% per annum. Payments are to be made by the Company from each Put from the Company's Equity Credit Line (see note 4) with the Investor. The Company is obligated to pay the Investor the greater of
a) 50% of each Put to the Investor or b) $80,000 until the face Amount minus any fees have been paid. The first payment was due on February 15, 2006 and all subsequent payments will be made at the Closing of every Put to the Investor thereafter. The Put Amount will be the maximum amount allowed under the Investment Agreement with the Investor. As described in note 4, the Investment Agreement provides in part that the maximum amount of each Put is either $100,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the Put Date. Payments made by the Company in satisfaction of this Note shall be made from each Put from the Equity Line of Credit with the Investor given by the Company to the Investor. Additionally, in connection with Note, the Company issued 1,500,000 shares of common stock. The shares were valued at fair market value at date grant of $135,000 or $.09 per share and is reflected as a discount on the Note, which will be amortized over the term.

The Company agreed to issue 50 signed Put Notices to the Investor to use as collateral. In the event, the Investor uses the collateral in full, the Company shall immediately deliver to the Investor additional Put Sheets as requested by the Holder. In the event that on the maturity date the Company has any remaining amounts unpaid on this Note (the "Residual Amount"), the Holder can exercise its right to increase the Face Amount by ten percent (10%) as an initial penalty and an additional 2.5% per month paid, pro rata for partial periods, compounded daily, as liquated damages ("Liquidated Damages").

Additionally, in the event of a default as defined in the agreement, the Holder shall have the right, but not the obligation, to 1) switch the Residual Amount to a three-year ("Convertible Maturity Date"), interest-bearing convertible debenture. If the Holder chooses to convert the Residual Amount to a Convertible Debenture, the Company shall have 20 business days after notice of the same (the "Notice of Convertible Debenture") to file a registration statement covering an amount of shares equal to 300% of the Residual Amount. Such registration statement shall be declared effective under the Securities Act of 1933, as amended (the "Securities Act"), by the Securities and Exchange Commission (the "Commission") within 40 business days of the date the Company files such Registration Statement. In the event the Company does not file such registration statement within 20 business days of the Holder's request, or such registration statement is not declared by the Commission to be effective under the Securities Act within the time period described above, the Residual Amount shall increase by $5,000 per day.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 5 - NOTE PAYABLE (continued)

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

In accordance with Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities', ("FASB 133"), the Company determined that the conversion feature of the Note met the criteria of an embedded derivative and therefore the conversion feature of this debt needed to be bifurcated and accounted for as a derivative. Due to the conversion features of the Note which is convertible based on draws from the equity credit line, the debt does not meet the definition of "conventional convertible debt" because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The $960,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the 1,500,000 common shares and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this Note resulted in a note discount of $665,000. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the Note, and conversion feature were allocated based on their fair values. The amount allocated as a discount on the Note for the value of the conversion option will be amortized to interest expense, using the effective interest method, over the term of the Note.

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the year ended December 31, 2005, the recording of this derivative liability associated with this Note financing resulted in a non-cash loss of $337,049 which was reflected in the consolidated statement of operations for the year ended December 31, 2005. For the year ended December 31, 2005, amortization of the discount on the note amounted to $19,884.

The note payable is as follows at December 31, 2005:

         Note payable                            $       960,000
         Less: unamortized discount on note             (934,525)
                                                 ---------------

         Note payable, net                       $        25,475
                                                 ===============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 6 - LONG-TERM DEBT

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at December 31, 2005) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also guarantors of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005, thereby extending the due Note due date to July 17, 2010. As of December 31, 2005 the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At December 31, 2005, the principal amount outstanding on this note amounts to $1,268,667. At December 31, 2005, the Company was in default of its loan covenants.


NOTE 7 - RELATED PARTY TRANSACTIONS

On March 20, 2004, UDC, a wholly owned subsidiary of the Company, entered into an employment agreement with the principal stockholder, the sole officer of UDC, with a term of 7 years. This contract provides for a base salary to the principal stockholder of $225,000 in year 1, $125,000 in year 2, $185,500 in year 3, $196,630 in year 4, $208,427 in year 5, $220,932 in year 6 and $234,187 in year 7. This contract also provides for the issuance of options to the principal stockholder upon signing , 750,000 options, (1 share per option), with an exercise price of $0.60 per share, half vested immediately and half vesting after two years , having an exercise life of five years. This contract also provides for the issuance of options to the principal stockholder as well, if certain revenue milestones are reached: at $3,000,000 in gross revenue for any calendar year he receives 332,500 options, (1 share per option), with an exercise price at the market price of the underlying common stock at issue date and the same again at $4,000,000 and $5,000,000 in gross revenue for a calendar year.

Shareholder transactions in the net amount of $1,539,129 in 2004 are the result of the following: a) UDHI acquiring UDC for a note payable to the principal stockholder in the amount of $1,000,000; b) DDS entered into a note payable in the amount of $1,215,000 to the bank replacing an existing note payable from the principal stockholder and c) these items are reduced by a note receivable from the same principal stockholder in the amount of $675,871.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 8 -  SHAREHOLDERS' DEFICIT

Common Stock

During  2004,  prior  to  the  recapitalization,   the  Company's  S-Corporation
shareholder received distributions of $384,914.

In December 2004, the Company issued 913,939 restricted common shares in exchange for $456,874 in convertible short-term debt and accrued interest.

In December 2004, the Company issued 106,000 shares of common stock in exchange for services valued at $53,000, or $0.50 per share.

In the first and second quarter 2005, the Company issued 120,000 shares of restricted common stock in exchange for $60,000 in cash.

In May 2005, the Company acquired certain assets of Dental Visions, Inc., (DVI), a dental practice, in exchange for 733,901 shares of common stock valued at $113,755 and payment of DVI debt in the amount of $169,486, for a total valuation of $283,241.

On December 22, 2005, in connection with a note payable, the Company issued 1,500,000 shares of common stock. The Company valued the 1,500,000 common shares at $.09 per share of $135,000 based on the recent selling price of the shares. The fair value of $135,000 was treated as a discount on note payable (see note
5).

For the year ended December 31, 2005, the Company issued an aggregate 2,158,646 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at per share prices ranging from $.105 to $.13 or an aggregate of $238,453. In connection with issuance of these shares, the Company recorded professional fees of $107,975 for legal services performed and $130,478 in consulting fees for investor relation and business development services performed.

In November and December 2005, the Company issued 590,000 shares of common stock upon the conversion of the debenture payable at $.092 per share or $54,280. Additionally, the Company issued 53,817 shares for settlement of interest of $4,952

Stock Options

In October 2004, the Company adopted a Stock Option Plan that allows for both incentive based options as well as non-qualified options. As part and parcel to the reorganization on December 27, 2004, UDHI adopted this Plan. Under the terms of the Plan, the Plan Committee will set the option term and the exercise price. The Plan limits the ability to exercise incentive options for a first time holder in any one calendar year to $100,000 aggregate fair market value, based on grant date. The Plan also allows for the issuance of Stock Appreciation Rights to allow for cash-less exercise of underlying issued options.

In 2004, the Company issued 783,000 options to employees and officers, with an exercise price of $0.50 per share, under this plan as of December 31, 2004. The exercise price exceeded the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 8 -  SHAREHOLDERS' DEFICIT (continued)

Stock Options (continued)

On August 17, 2005, the Company granted options to purchase 500,000 shares of common stock to a consultant for investor relations serviced rendered. The options expire on August 16, 2008 and are exercisable at $0.20 per share. These options were valued using the Black-Scholes pricing method at a fair value of $0.12 per option. Accordingly, the Company recorded stock-based consulting expense of $44,908 and deferred compensation of $14,970, which will be amortized into consulting expense over the remaining contract term.

On November 20, 2005, the Company granted options to purchase 25,000 shares of common stock to an employee for services rendered. The options expire on November 20, 2010 and are exercisable at $0.25 per share. The exercise price exceeded the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On December 30, 2005, the Company granted options to purchase 950,000 shares of common stock to executives and certain employees of the Company for services rendered. The options expire on December 30 2010 with 500,000 options exercisable at $0.15 per share and 450,000 exercisable at $.13 per share. The exercise price exceeded the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

A summary of the status of the Company's outstanding stock options as of December 31, 2005 and changes during the period ending on that date is as follows:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                     Shares         Price
                                                --------------    ----------
  Outstanding at December 31, 2004                   1,533,000    $     0.54
   Granted                                           1,475,000          0.17
   Exercised                                                 -         (0.00)
   Forfeited                                        (1,500,000)        (0.55)
                                                --------------    ----------
   Outstanding at December 31, 2005                  1,508,000    $     0.16
                                                ==============    ==========
  Options exercisable at end of period               1,508,000    $     0.16
                                                ==============    ==========
  Weighted-average fair value of options
       granted during the period                                  $     0.17

The following information applies to options outstanding at December 31, 2005:

                               Options Outstanding  Options Exercisable
                          ------------------------- -------------------
                            Weighted
                             Average      Weighted              Weighted
                           Remaining      Average               Average
 Range of                 Contractual     Exercise              Exercise
 Exercise Prices  Shares  Life (Years)     Price     Shares        Price
 --------------- -------- ------------  -----------  --------- ----------
 $.13 - $.15      950,000       5.00      $ 0.14      950,000      $0.14
 $.20 - $ 25      525,000       2.74      $ 0.21      525,000      $0.21
        $.50       33,000       4.00      $ 0.50       33,000      $0.50

Common Stock Warrants

In November and December 2005, in connection with a debenture payable, the Company granted 1,304,348 warrants to purchase 1,304,348 shares of common stock at $0.092 per share. The warrants expire on the three-year anniversary of the date of issuance.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - INCOME TAXES

Through December 2004, the Company was organized as an S-Corporation. In lieu of corporation income taxes, the shareholders of the S-Corporation were eligible for their proportional share of the Company's net income. Therefore, no provision or liability for income taxes has been included in the financial statements as of December 31, 2004.

The Company was taxed as an S-Corporation until December 31, 2004, when the Company changed its form of ownership to a C corporation. As of December 31, 2005, the Company had approximately $324,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which begin expiring in 2025, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2005.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2005 is as follows:

     Computed "expected" tax benefit    $ (489,662)
     State income taxes benefit            (51,847)
     Other permanent differences            259,378
     Change in valuation allowance          282,131
                                        ------------

                                        $         -
                                        ============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
    Net operating loss carryforward           $  122,002
    Depreciation                                   5,640
    Allowance for doubtful accounts               23,500
    Unearned membership fees                     117,829
    Customer deposits                             13,160
                                              -----------
         Total deferred tax asset                282,131

          Less: Valuation allowance             (282,131)
                                              -----------
                                                        -
                                              ===========

The valuation allowance at December 31, 2005 was $282,131. The increase during 2005 was approximately $282,131.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 10 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,820,108 and a working capital deficit of $2,448,227 at December 31, 2005, net losses for the year ended December 31, 2005 of $1,440,183 and cash used in operations during the year ended December 31, 2005 of $525,016. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has a note payable to a bank. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On March 20, 2004, UDC, a wholly-owned subsidiary of the Company, entered into an employment agreement with the principal stockholder , the sole officer of UDC, with a term of 7 years. This contract provides for a base salary to the principal stockholder of $225,000 in year 1, $125,000 in year 2, $185,500 in year 3, $196,630 in year 4, $208,427 in year 5, $220,932 in year 6 and $234,187 in year 7. This contract provides for the issuance of options to the principal stockholder as well, if certain revenue milestones are reached: at $3,000,000 in gross revenue for any calendar year he receives 332,500 options, with an exercise price at the market price of the underlying common stock at issue date and the same again at $4,000,000 and $5,000,000 in gross revenue for a calendar year.

Operating Leases

The Company leases its office facility under a five year lease that expires May 2007. The monthly lease payments are $2,300 per month or $27,600 per year. In May 2005, the Company assumed a lease for additional space as part of the DVI asset acquisition. This lease expires in May 2010, and has monthly payments of $2,175, or $26,100 per year, for a total of $53,700 per year.

                  Year Ended December 31,
                              2006          $      53,700
                              2007                 37,600
                              2008                 26,100
                              2009                 26,100
                              2010                 10,875
                                            -------------
         Total minimum lease payments       $     154,375
                                            =============

Rent expense for the year ended December 31, 2005 and 2004 was $95,820 and $71,838, respectively.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 12 - SUBSEQUENT EVENTS

In January 2006, the Company issued 75,000 shares of common stock upon the conversion of the debenture payable at $.092 per share or $6,900.

During the three months ended March 31, 2006, the Company issued an aggregate 522,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at per share prices ranging from $.08 to $.09 or an aggregate of $43,600. In connection with issuance of these shares, the Company recorded professional fees of $14,400 for legal services performed and $29,200 in consulting fees for investor relation and business development services performed.

For the period from January 21, 2006 to April 4, 2006, the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note 4) and received $162,279 of net cash proceeds for which the Company issued 2,022,496 shares of its common stock to Dutchess.