Form 10QSB
period 2006-03-31
UNION DENTAL HOLDINGS, INC.
filed 2006-05-16
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________


Commission File Number: 000-26703

                           UNION DENTAL HOLDINGS, INC.
              -----------------------------------------------------
          (Exact name of small business issuer as specified in charter)

            Florida                                            65-0710392
--------------------------------                      --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                        1700 University Drive, Suite 200
                          Coral Springs, Florida 33071
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (954) 575-2252
              -----------------------------------------------------
                (Issuer's telephone number, including area code)


                                       N/A
              -----------------------------------------------------
                 (Former name, former address and former fiscal year,
                          if changed since last report)


--------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,295,799 shares at May 4, 2006

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                           UNION DENTAL HOLDINGS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006


                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2006.......................................  3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005.........  4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005.........  5

         Notes to Unaudited Consolidated Financial Statements................  6

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operation............................................... 22

         Item 3 - Controls and Procedures.................................... 27

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.......................................... 28

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds 28

         Item 3 - Defaults Upon Senior Securities............................ 28

         Item 4 - Submission of Matters to a Vote of Security Holders........ 28

         Item 5 - Other Information.......................................... 28

         Item 6 - Exhibits................................................... 28

         Signatures.......................................................... 29

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                  (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash                                                                          $        248,377
  Accounts receivable, less allowance for doubtful accounts of $69,700                   292,274
  Inventory of supplies                                                                   29,898
  Prepaid expenses and other current assets                                                4,646
                                                                                ----------------
Total current assets                                                                     575,195

Property and equipment, net                                                              277,023
Debt issuance costs, net                                                                  71,125
Other assets                                                                              15,213
                                                                                ----------------
Total Assets                                                                    $        938,556
                                                                                ================
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Note payable, net                                                            $        127,610
   Convertible debenture payable, net                                                    206,950
   Note payable - bank                                                                 1,199,467
   Accounts payable                                                                       30,674
   Accrued expenses                                                                       62,024
   Customer deposits                                                                      26,726
   Unearned membership fees                                                              293,845
   Derivates liability                                                                   691,381
                                                                                ----------------
Total current liabilities                                                              2,638,677
                                                                                ----------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    1,000,000 shares issued and outstanding)                                                 100
  Common stock ($.0001  Par value; 300,000,000 share authorized;
    36,220,799 shares issued and outstanding)                                              3,622
  Additional paid-in capital                                                           1,643,719
  Accumulated deficit                                                                 (1,857,851)
  Shareholder transactions                                                            (1,489,711)
                                                                                ----------------
Total shareholders' deficit                                                           (1,700,121)
                                                                                ----------------
Total liabilities and shareholders' deficit                                     $        938,556
                                                                                ================


     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                        -------------------------------------
                                                                              2006               2005
                                                                        ------------------- -----------------
                                                                           (Unaudited)        (Unaudited)

Revenues, net                                                           $          563,059  $         513,637
                                                                        ------------------  -----------------

Operating Expenses:
   Cost of services performed                                                      136,021            101,651
Salaries and related taxes and stock-based compensation                            223,324            168,720
Depreciation and amortization                                                       16,902              2,803
Professional fees                                                                   69,617             16,106
Consulting fees                                                                     89,767              5,000
Other general and administrative                                                   195,493            130,797
                                                                        ------------------  -----------------
                                                                                   731,124            425,077
                                                                        ------------------  -----------------
Income (loss) from operations                                                     (168,065)            88,560
                                                                        ------------------  -----------------
Other income (expense):
   Amortization of debt issuance costs                                             (55,150)                 -
   Gain from valuation of derivatives liability                                    597,111                  -
Interest expense                                                                  (411,639)           (12,882)
                                                                        ------------------  -----------------
     Total other income (expense)                                                  130,322            (12,882)
                                                                        ------------------  -----------------
Income (loss) before provision for income taxes                                    (37,743)            75,678
Income tax expense                                                                                    (24,900)
                                                                        ------------------  -----------------
Net income (loss)                                                       $          (37,743)            50,778
                                                                        ==================  =================
Net loss per common share:
   Net income (loss) per common share - basic and diluted               $            (0.00) $            0.00
                                                                        ==================  =================
   Weighted average common shares outstanding - basic                           34,843,335         28,561,050
                                                                        ==================  =================
   Weighted average common shares outstanding - diluted                         34,843,335         29,311,112
                                                                        ==================  =================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Three Months Ended
                                                                      March 31,
                                                           ---------------------------------
                                                                 2006             2005
                                                           ---------------- ----------------
                                                             (Unaudited)      (Unaudited)
Cash Flows From Operating Activities:
Net income (loss)                                          $        (37,743)$         50,778
Adjustments to reconcile net income (loss) net cash
    used in operating activities:
Depreciation and amortization                                        16,902            2,803
Stock-based compensation and consulting                              59,930                -
Deferred income taxes                                                     -           13,900
Amortization of debt issuance costs                                  55,150                -
Amortization of discount of debenture and note payable              336,651                -
Gain from valuation of derivatives                                 (597,111)               -
Changes in assets and liabilities:
Accounts receivable                                                  18,559         (124,978)
Inventory of supplies                                                (1,013)           1,390
Prepaid expenses and other current assets                                 -             (469)
Other assets                                                            500              500
Accounts payable                                                     10,788         (135,728)
Accrued expenses                                                     (3,356)          13,164
Income taxes                                                              -           11,000
Customer deposits                                                    (9,271)           2,954
Unearned membership fees                                            (19,529)          92,784
                                                           ---------------- ----------------
Net cash used in operating activities                              (169,543)         (71,902)
                                                           ---------------- ----------------
Cash Flows From Investing Activities:
Purchase of property and equipment                                        -             (676)
                                                           ---------------- ----------------
Net cash used in investing activities                                     -             (676)
                                                           ---------------- ----------------
Cash Flows From Financing Activities:
Net proceeds from sales of common stock                             157,005           25,000
Proceeds from loans from officer/shareholder                              -          126,107
Payments on line of credit                                                -          (17,653)
Payments on debenture payable                                       (67,157)               -
Payments on convertible note payable                               (160,000)               -
Payments on notes payable                                           (69,200)         (84,360)
                                                           ---------------- ----------------
Net cash provided by (used in) financing activities                (139,352)          49,094
                                                           ---------------- ----------------
Net decrease in cash                                               (308,895)         (23,484)

Cash - beginning of year                                            557,272           42,294
                                                           ---------------- ----------------
Cash - end of period                                       $        248,377 $         18,810
                                                           ================ ================
Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                 $         55,868 $         12,882
                                                           ================ ================
Cash payments for income taxes                             $              - $              -
                                                           ================ ================
Non-cash investing and financing activities:
Issuance of common stock for debt                          $          6,900 $              -
                                                           ================ ================
Stockholder loan offset in stockholder transactions        $              - $        126,107
                                                           ================ ================
Reclassification of derivative liability to equity         $        126,101 $              -
                                                           ================ ================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in Form 10-KSB/A-1 of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment, and the valuation of derivative liabilities.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $69,700.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended March 31, 2006.

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at March 31, 2006 include the following:

       Convertible debentures                        5,085,457
       Derivatives options                          11,034,483
       Options                                       1,508,000
       Warrants                                      1,304,348
                                                  ------------
                                                    18,932,288
                                                  ============
Revenue recognition

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2006, the Company had approximately $609,105 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2006.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions
including   shares  issued  under  its  stock  option  plans  in  the  financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

Recent accounting pronouncements

In February 2006 the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.


NOTE 2 - CONVERTIBLE DEBENTURES PAYABLE

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

Interest is payable on the secured convertible debentures at the rate of 10% per year. Amortizing payments will be made by the Company in satisfaction of this Debenture. Payments shall be made monthly on the first day of each business day of each month while there is an outstanding balance on the Debenture, to the Holder, in the amounts outlined below on the following schedule:

 Payment for Month 1
        (due within three (3) days of the Issuance Date)     $4,951
 Payment for Month 2                                         $4,951
 Payment for Month 3                                         $4,951
 Payment for Month 4 and each month thereafter              $62,716

The principal amount of the Debenture plus accrued interest may be converted at the option of the Dutchess into shares of the Company's common stock, anytime following the closing date, at a conversion price equal to the lesser of (i) the lowest closing bid price during the 15 days of full trading, as defined, prior to the conversion date; or (ii) $0.092. In addition, in the event that any portion of the debenture remains outstanding on the maturity date of August 17, 2010, such outstanding amount shall be automatically converted into shares of the Company's common stock. In the event that the Company does not make delivery of the common stock as instructed by Dutchess, the Company shall be obligated to pay to Dutchess 3% in cash of the dollar value of the debentures being converted, compounded daily, per each day after the 3rd business day following the conversion date that the common stock is not delivered to Dutchess. In the event of default as defined in the Debenture Agreement, Dutchess may among other things:

(a) elect to secure a portion of the Company's assets not to exceed 200% of the Face Amount of the Note, in Pledged Collateral;
(b) elect to garnish Revenue from us in an amount that will repay the Holder on the payment schedule set forth above;
(c) exercise its right to increase the Face Amount of the debenture by ten percent (10%) as an initial penalty and for each Event of Default under the Debenture; (
d) elect to increase the Face Amount by two and one-half percent (2.5%) per month (pro-rata for partial periods) paid as a penalty for liquated damages which will be compounded daily;

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 2 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At March 31, 2006, the Company revalued this derivative liability. For the three months ended March 31, 2006, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $207,497 and reclassified $37,780 of the derivative liability to paid-in capital due to the payment or conversion of the debenture. For the three months ended March 31, 2006, amortization of the discount on debenture amounted to $74,516. Additionally, during the three months ended March 31, 2006, the Company issued 75,000 shares of its common stock for settlement of $6,900 of the debenture.

The convertible debenture liability is as follows at March 31, 2006:


Convertible debentures payable                  $       355,982
Less: unamortized discount on debentures               (149,032)
                                                ---------------

Convertible debentures, net                     $       206,950
                                                ===============


NOTE 3 - EQUITY CREDIT LINE

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 3 - EQUITY CREDIT LINE (continued)

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

For the three months ended March 31, 2006, the Company delivered Put Notices to draw on the equity line of credit. In connection with these puts, the Company issued 1,947,496 shares of common stock for net proceeds of $157,005.


NOTE 4 - NOTE PAYABLE

On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess Private Equities Fund, LP (the "Investor"), in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. There is no stated interest rate on the Note and interest has been imputed at a rate of 32% per annum. Payments are to be made by the Company from each Put from the Company's Equity Credit Line (see note 4) with the Investor. The Company is obligated to pay the Investor the greater of
a) 50% of each Put to the Investor or b) $80,000 until the face Amount minus any fees have been paid. The first payment was due on February 15, 2006 and all subsequent payments will be made at the Closing of every Put to the Investor thereafter. The Put Amount will be the maximum amount allowed under the Investment Agreement with the Investor. As described in note 3, the Investment Agreement provides in part that the maximum amount of each Put is either $100,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the Put Date. Payments made by the Company in satisfaction of this Note shall be made from each Put from the Equity Line of Credit with the Investor given by the Company to the Investor. Additionally, in connection with Note, the Company issued 1,500,000 shares of common stock. The shares were valued at fair market value at date grant of $135,000 or $.09 per share and is reflected as a discount on the Note, which will be amortized over the term.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 4 - NOTE PAYABLE (continued)

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

The $960,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the 1,500,000 common shares and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this Note resulted in a note discount of $665,000 in 2005. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the Note, and conversion feature were allocated based on their fair values. The amount allocated as a discount on the Note for the value of the conversion option will be amortized to interest expense, using the effective interest method, over the term of the Note.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 4 - NOTE PAYABLE (continued)

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the three months ended March 31, 2006, the Company revalued this derivative liability. For the three months ended March 31, 2006, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $389,614 and reclassified $88,321 of the derivative liability to paid-in capital due to the payment of the debenture. For the three months year ended March 31, 2006, amortization of the discount on the note amounted to $262,135.

The note payable is as follows at March 31, 2006:


         Note payable                           $       800,000
         Less: unamortized discount on note            (672,390)
                                                ---------------

         Note payable, net                      $       127,610
                                                ===============


NOTE 5 - LONG-TERM DEBT

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at March 31, 2006) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of March 31, 2006, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At March 31, 2006, the principal amount outstanding on this note amounts to $1,199,467.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 6 -  SHAREHOLDERS' EQUITY

Common Stock

In January 2006, the Company issued 75,000 shares of common stock upon the conversion of the debenture payable at $.092 per share or $6,900.

For the period from January 21, 2006 to March 31, 2006, the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note
3) and received $157,005 of net cash proceedsfor which the Company issued 1,947,496 shares of its common stock to Dutchess.

During the three months ended March 31, 2006, the Company issued an aggregate 522,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at per share prices ranging from $.08 to $.10 or an aggregate of $44,960. In connection with issuance of these shares, the Company recorded professional fees of $16,000 for legal services performed, stock-based compensation of $4,960, and $24,000 in consulting fees for business development services performed.

Stock Options

     A summary of the status of the Company's outstanding stock options as of March 31, 2006 and changes during the period ending on that date is as follows:

                                                                 Weighted
                                                                  Average
                                                                  Exercise
                                                   Shares          Price
                                                ------------   -------------
  Outstanding at December 31, 2005                 1,508,000    $       0.16
   Granted                                                 -               -
   Exercised                                               -               -
   Forfeited                                               -               -
                                                ------------   -------------

   Outstanding at March 31, 2006                   1,508,000   $        0.16
                                                ============   =============
  Options exercisable at end of period             1,508,000   $        0.16
                                                ============   =============
  Weighted-average fair value of options
       granted during the period                $       0.00

The following information applies to options outstanding at March 31, 2006:

                           Options Outstanding                        Options Exercisable
------------------------------------------------------------ -------------------------------
  Range of          Number         Weighted      Weighted         Number         Weighted
                                   Average
                                  Remaining      Average                          Average
  Exercise      Outstanding at   Contractual     Exercise     Exercisable at     Exercise
    Price       March 31, 2006   Life (Years)     Price       March 31, 2006       Price
 ------------  ----------------- ------------  ------------- -----------------  ------------
$  0.13-0.15            950,000      4.75      $        0.14           950,000  $       0.14
$ 0.20-.0.25            525,000      2.50      $        0.21           525,000  $       0.21
$       0.50             33,000      3.75      $        0.50            33,000  $       0.50
               -----------------               ------------- -----------------  ------------
                       1,508,000               $        0.16         1,508,000  $       0.16
               =================               ============= =================  ============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 6 -  SHAREHOLDERS' EQUITY

Common Stock warrants

In November and December 2005, in connection with a debenture payable, the Company granted 1,304,348 warrants to purchase 1,304,348 shares of common stock at $0.092 per share. The warrants expire on the three-year anniversary of the date of issuance.


NOTE 7 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,857,851 and a working capital deficit of $2,063,482 at March 31, 2006, net losses for the three months ended March 31, 2006 of $37,743 and cash used in operations during the three months ended March 31, 2006 of $151,547. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 2 and 3), and a note payable agreement (See note 4), and has a note payable to a bank. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 8 - SUBSEQUENT EVENT

On April 4, 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received $5,273 of net cash proceeds for which the Company issued 75,000 shares of its common stock to Dutchess.

On April 25, 2006, the Company issued an aggregate 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at per share of $.04 or $10,000. In connection with issuance of these shares, the Company recorded consulting fees of $10,000 for business development services performed.

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                                  RISK FACTORS

     There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-KSB.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

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

     In order to finance our operations, growth and expansion, on August 17, 2005, we entered into an Investment Agreement with Dutchess Private Equity Fund II, LLP ("Dutchess"). Pursuant to this Agreement, Dutchess will commit to purchase up to $5,000,000 of our Common Stock over the course of 36 months, beginning September 15, 2005, the date our registration statement was declared effective by the SEC. Under the agreement, we may sell to Dutchess on each occasion, either (1) $100,000 in shares of our common stock or (2) 200% of the averaged daily volume (U.S. market only) of our Common Stock for the 20 trading days prior to our "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Market Price shall be the lowest closing bid price of our common stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. This Investment Agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

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

     As a result of this variable price feature, the number of shares issuable pursuant to the agreement will increase if the market price of our stock decreases. In addition, there is no upper limit on the number of shares issuable pursuant to the agreement. Therefore our shareholders may be subject to significant dilution and face the prospect of a change in control. (See Footnote 4 to our Financial Statements).

     Through April 30, 2006, we exercised put notices in accordance with its Investment Agreement with Dutchess and received $162,279 of net cash proceeds for which the Company issued 2,022,496 shares of its common stock to Dutchess.

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

     Interest is payable on the secured convertible debentures at the rate of 10% per year. Amortizing payments will be made by us in satisfaction of this Debenture. Payments shall be made monthly on the first day of each business day of each month while there is an outstanding balance on the Debenture, to the Holder, in the amounts outlined below on the following schedule:

         Payment for Month 1:                           $ 4,951
           (due within three (3) days of the Issuance Date)
         Payment for Month 2:                           $ 4,951
         Payment for Month 3:                           $ 4,951
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

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC"), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

     Use of Estimates - Management's discussion and analysis or plan of operation is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

     Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues

     For the three months ended March 31, 2006, we generated revenues of $563,059 compared to $513,637 for the three months ended March 31, 2005, an increase of $49,422 or 9.6%. The primary reasons for the increase in revenues is the increase in number of dental network providers.

Total Operating Expenses

     The Company's total operating expenses increased $306,047 or 72% for the three months ended March 31, 2006 as compared to the 2005 period. These increases include:

o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the three months ended March 31, 2006, the cost of services performed were $136,021 as compared to $101,651 for the 2005 period, an increase of $34,370 or 33.8%. These increases were the result of additional dental personnel employed by the Company.
o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the three months ended March 31, 2006, salaries, related taxes and stock-based compensation costs were $223,324 as compared to $168,720 for the 2005 period, an increase of $54,604 or 32.4%. The increase in salaries relates to adding additional personnel and normal wage increases including additional staff personnel resulting from the acquisition of the assets of Dental Visions.
o For the three months ended March 31, 2006, we recorded depreciation expense of $16,902 as compared to $2,803 for the 2005 period. In mid 2005, we acquired the assets of Dental Visions which we began amortizing in the third quarter of 2005.
o For the three months ended March 31, 2006, we incurred professional fees of $69,617 as compared to $16,106 for the 2005 period, an increase of $53,511 or 3327%. During the three months ended March 31, 2006, we incurred legal fees of $16,000 from the issuance of common shares for services rendered and incurred legal fees related to other corporate legal matters. Additionally, we incurred increased accounting fees related to the audit of our books and records and SEC filings.
o For the three months ended March 31, 2006, we incurred consulting fees of $89,767, including $59,930 of stock based compensation, as compared to $5,000 for the 2005 period, an increase of $84,767.

o For the three months ended March 31, 2006, we incurred other general and administrative expenses of $195,493 as compared to $130,797 for the 2005 period, an increase of $64,696 or 49.5%. Other general and administrative expenses consisted of the following:

                              For the three months
                                ended March 31,
                      --------------------------------------
                           2006                 2005
                      ----------------    ------------------
Rent                       $   26,130            $   20,130
Insurance                      27,155                15,743
Other                         169,363                94,924
                      ----------------    ------------------
Total                      $  195,493            $  130,797
                      ================    ==================

o Increases in rent of $6,000 are attributable to additional costs we incurred as a result of the acquisition of the dental practice owned by Dr. Dora Vilk-Shapiro, d/b/a Dental Visions where we assumed the leasehold obligation.
o During the three months ended March 31, 2006, we had an increase in insurance expense of $11,412 compared to the 2005 period primarily related with an increase in health insurance costs.
o Other general and administrative expenses consisted of casual labor, office expenses, utilities, maintenance, computer expenses, postage, and other expenses. The increase for the three months ended March 31, 2006 as compared to the 2005 period of $74,439 is attributable to an increase in operational activities.

Other income (expenses)

     For the three months ended March 31, 2006, we recorded amortization of debt issuance costs of $55,150 as compared to $0 in the 2005 period.

     For the three months ended March 31, 2006, we recorded a gain from the revaluation of a derivative liability of $597,111 which was attributable to the reduction of our stock volatility and a reduction in the value of our stock price.

     For the three months ended March 31, 2006, interest expense was $411,639 as compared to $12,882 for the 2005 period, an increase of $398,757 and was attributable to the amortization of discount on our debenture and note payable.

Net loss

     As a result of these factors, we reported a net loss of $37,743 or $.00 per share for the three months ended March 31, 2006 as compared to net income of $50,778 or $.00 per share for the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2006, we had cash and accounts receivable totaling $540,651. We had total current assets of $575,195 and our total assets were $938,556. Our total current liabilities were $2,638,677. We have a working capital deficit as of March 31, 2006 of $2,063,482. Our working capital deficit is attributable primarily to two factors:

     We have recorded $1,199,467 as a short term liability representing the entire principal balance due and owing Bank of America. We have made all required monthly payments under this obligation. However, we have failed to comply with certain affirmative covenants of our loan agreement and as a result are in default under the loan. We have met with our Bank of America account representative to discuss this matter and Bank of America has not taken any action or given us notice that we must cure any default. The loan was established to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. (See Footnote 5 of our financial statements.)

     In order to finance our ongoing operations we entered into several different financing arrangements with Dutchess Private Equity Fund II, LLP (See Footnotes 2,3, and 4 of our financial statements. As a result of these financings, we have recorded $206,950 as the outstanding current portion of the convertible debenture, a derivative liability totaling $691,381, and a note payable totaling $127,610. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. (See Footnotes 2, 3 and 4 of our financial statements).

     We have also recorded a liability for unearned membership fees totaling $293,845.

     To the extent that revenues are insufficient to support ongoing operations and satisfy existing debt obligations, the Company was required to draw against its equity line of credit. With our stock price currently trading below the conversion price of $.092 per share, it is unlikely that Dutchess would convert any portion of the outstanding obligation at the fixed conversion price. Moreover, we were required to deliver Put notices to Dutchess to satisfy the terms and conditions of the $960,000 promissory note. In connection with these puts, the Company issued 1,947,496 shares of common stock for net proceeds of $50,577 and the reduction of its debenture payable and convertible note payable of $106,428 for an aggregate Put value of $157,005.

     Since we will continue to draw down our equity line of credit, we will have to issue additional shares of our common stock which will cause further dilution and likely downward pressure on the price of our common stock. If the price of our common stock continues to decline, we will not have registered a sufficient number of shares of common stock to draw against the equity credit line. Should this happen, we would likely be in default under these obligations. For the period from January 21, 2006 to April 4, 2006, the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note 4) and received $162,279 of net cash proceeds for which the Company issued 2,022,496 shares of its common stock to Dutchess.

     We have an accumulated deficit of $1,857,851 and a stockholders' deficit of $1,700,121 at March 31, 2006.

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

     On April 4, 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received $5,273 of net cash proceeds for which the Company issued 75,000 shares of its common stock to Dutchess.

Subsequent Events:

     On April 4, 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received $5,273 of net cash proceeds for which the Company issued 75,000 shares of its common stock to Dutchess.

     On April 25, 2006, the Company issued an aggregate 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at per share of $.04 or $10,000. In connection with issuance of these shares, the Company recorded consulting fees of $10,000 for business development services performed.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.


ITEM 3. CONTROLS AND PROCEDURES

     As of the  end  of  the  period  covered  by  this  Report,  the  Company's
President,  who is its chief  executive  officer and is also its  Treasurer  and principal financial officer (the "Certifying Officer"), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure.

     The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

     Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     There have been no changes or developments in any legal proceedings which have been filed against the Company. For a complete description of all legal proceedings which are currently pending, you are urged to read our Form 10-KSB-A-1 which was filed with the Securities and Exchange Commission on April 27, 2006.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three month period covered by this report, we issued the following unregistered securities:

Date                  Title                Amount       Consideration
--------------        -------------        ---------    ---------------
March 7, 2006         Common Stock         62,000(1)    Services
----
(1)  The shares were issued  pursuant to an exemption  from  registration  under
     Section 4(2) of the Act.

     Also during the three months ended March 31, 2006 we issued a total of 2,022,496 shares of our common stock which were registered with the Securities and Exchange Commission pursuant to our registration statement filed with the Securities and Exchange Commission on September 9, 2005. A total of 75,000 shares were issued pursuant to the terms and conditions of our convertible debenture at a conversion price of $.092 per share for a total of $6,900. We also received a total of $186,206 and issued 1,947,496 shares of our common stock pursuant to certain Put options under our equity line of credit with Dutchess Private Equities Fund II, L.P. We used the net proceeds from the sale of the common stock to reduce our outstanding obligations with Dutchess under the Convertible Note and the Senior preferred note by $113,329. The balance of the proceeds were used for general working capital purposes.

     Also during the period we issued a total of 460,000 shares of common stock which were issued pursuant to the Company's 2005 Equity Compensation Plan which was filed on Form S-8 on July 1, 2005.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     We have characterized our line of credit with Bank of America as a short term liability. Although we are current with all monthly payments and have not received any notice of default from Bank of America, we have failed to maintain certain affirmative covenants required under the loan documentation. We have met with our account representative at Bank of America regarding this situation and no action has to date been taken by the bank with respect to the loan obligation.


ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this Report, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS

Exhibit
No.       Description
--------  -----------

31.1      Section 302 Certification of the Principal Executive Officer *

31.2      Section 302 Certification of the Principal Financial Officer *

32.1      Section 906 Certification of Principal Executive Officer *

32.2      Section  906  Certification  of  Principal  Financial  and  Accounting
          Officer *
--------------
*    Filed herewith





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           UNION DENTAL HOLDINGS, INC.



Dated:  May 15, 2006                 By: /s/ George D. Green
                                        -----------------------------------
                                        George D. Green
                                        Chief Executive Officer,
                                        President and Director