Form 10QSB
period 2006-06-30
UNION DENTAL HOLDINGS, INC.
filed 2006-08-14
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the transition period from ________ to __________

Commission File Number: 000-267031


                           UNION DENTAL HOLDINGS, INC.
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

           Florida                                            65-0710392
----------------------------------                   --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                        1700 University Drive, Suite 200
                          Coral Springs, Florida 33071
-------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (954) 575-2252
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes[_]   No[_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,112,420 shares at August 10, 2006


Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                           UNION DENTAL HOLDINGS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited)
         As of June 30, 2006................................................. 3
Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended June 30, 2006 and 2005........... 4
Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2006 and 2005..................... 5

Notes to Unaudited Consolidated Financial Statements........................  6

Item 2 - Management's Discussion and Analysis or Plan of Operation.......... 22

Item 3 - Controls and Procedures............................................ 25

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................. 26

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........ 26

Item 3 - Defaults Upon Senior Securities.................................... 26

Item 4 - Submission of Matters to a Vote of Security Holders................ 26

Item 5 - Other Information.................................................. 26

Item 6 - Exhibits........................................................... 27

Signatures.................................................................. 27

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash                                                                          $         10,695
  Accounts receivable, less allowance for doubtful accounts of $69,700                   287,341
  Inventory of supplies                                                                   30,500
  Prepaid expenses and other current assets                                                3,850
                                                                                ----------------
Total current assets                                                                     332,386

Property and equipment, net                                                              260,121
Debt issuance costs, net                                                                  37,875
Other assets                                                                               7,513
                                                                                ----------------

Total Assets                                                                    $        637,895
                                                                                ================
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Note payable, net                                                            $        256,883
   Convertible debenture payable, net                                                    231,651
   Note payable - bank                                                                 1,130,267
   Accounts payable                                                                       29,551
   Accrued expenses                                                                       97,411
   Customer deposits                                                                      51,869
   Unearned membership fees                                                              265,787
   Derivates liability                                                                   978,641
                                                                                ----------------

Total current liabilities                                                              3,042,060
                                                                                ----------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    1,000,000 shares issued and outstanding)                                                 100
  Common stock ($.0001  Par value; 300,000,000 share authorized;
    38,612,420 shares issued and outstanding)                                              3,861
  Additional paid-in capital                                                           1,808,033
  Accumulated deficit                                                                 (2,726,448)
  Shareholder transactions                                                            (1,489,711)
                                                                                ----------------

Total shareholders' deficit                                                           (2,404,165)
                                                                                ----------------

Total liabilities and shareholders' deficit                                     $        637,895
                                                                                ================



       See accompanying notes to unaudited consolidated financial statements.


                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the Three Months Ended           For the Six Months Ended
                                                                         June 30,                            June 30,
                                                            ----------------------------------   ---------------------------------
                                                                 2006                 2005            2006                2005
                                                            ---------------  -----------------   ---------------   ---------------
                                                              (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)

Revenues, net                                               $       525,284  $         610,924   $     1,088,343   $     1,124,561
                                                            ---------------  -----------------   ---------------   ---------------
Operating expenses:
   Cost of services performed                                       104,097            130,962           240,118           232,613
Salaries and related taxes and stock-based compensation             179,298            160,335           402,622           329,055
Depreciation and amortization                                        16,904              2,802            33,806             5,605
Professional fees                                                    70,954             36,994           140,571            53,100
Consulting fees                                                      55,755             37,500           145,522            42,500
Other general and administrative                                    192,945            182,475           388,438           313,272
                                                            ---------------  -----------------   ---------------   ---------------

                                                                    619,953            551,068         1,351,077           976,145
                                                            ---------------  -----------------   ---------------   ---------------

Income (loss) from operations                                       (94,669)            59,856          (262,734)          148,416
                                                            ---------------  -----------------   ---------------   ---------------

Other income (expense):
   Amortization of debt issuance costs                              (33,250)                 -           (88,400)                -
   Gain (loss) from valuation of derivatives liability             (357,266)                 -           239,845                 -
Interest expense                                                   (383,412)           (24,746)         (795,051)          (37,628)
                                                            ---------------  -----------------   ---------------   ---------------

     Total other income (expense)                                  (773,928)           (24,746)         (643,606)          (37,628)
                                                            ---------------  -----------------   ---------------   ---------------

Income (loss) before provision for income taxes                    (868,597)            35,110          (906,340)          110,788
Income tax expense                                                        -            (11,550)                -           (36,450)
                                                            ---------------  -----------------   ---------------   ---------------

Net income (loss)                                           $      (868,597) $          23,560   $      (906,340)  $        74,338
                                                            ===============  =================   ===============   ===============

Net loss per common share:
   Net income (loss) per common share - basic and diluted   $         (0.02) $            0.00   $         (0.03)  $          0.00
                                                            ===============  =================   ===============   ===============
   Weighted average common shares outstanding - basic            37,333,795         28,964,023        36,095,445        28,763,650
                                                            ===============  =================   ===============   ===============
   Weighted average common shares outstanding - diluted          37,333,795         29,714,023        36,095,445        29,513,650
                                                            ===============  =================   ===============   ===============

       See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Six Months Ended
                                                                                June 30,
                                                                  --------------------------------------
                                                                        2006                  2005
                                                                  ------------------   -----------------
                                                                    (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
Net income (loss)                                                 $         (906,340)  $          74,338
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
Depreciation and amortization                                                 33,806               5,605
Stock-based compensation and consulting                                      110,030                   -
Common stock issued for interest                                              28,085                   -
Amortization of debt issuance costs                                           88,400                   -
Amortization of discount of debenture and note payable                       620,440                   -
Gain from valuation of derivatives                                          (239,845)                  -
Changes in assets and liabilities:
Accounts receivable                                                           23,492             (51,336)
Inventory of supplies                                                         (1,615)             (1,130)
Prepaid expenses and other current assets                                        796              (1,356)
Other assets                                                                   8,200               1,000
Accounts payable                                                               9,665            (147,753)
Accrued expenses                                                              32,030               9,447
Income taxes                                                                       -              36,450
Customer deposits                                                             15,872               2,159
Unearned membership fees                                                     (47,587)                188
                                                                  ------------------   -----------------
Net cash used in operating activities                                       (224,571)            (72,388)
                                                                  ------------------   -----------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                 -            (170,162)
                                                                  ------------------   -----------------
Net cash used in investing activities                                              -            (170,162)
                                                                  ------------------   -----------------
Cash Flows From Financing Activities:
Net proceeds from sales of common stock                                      173,366              60,000
Proceeds from loans from officer/shareholder                                       -              95,820
Proceeds from long-term debt                                                       -             250,000
Payments on line of credit                                                         -             (30,150)
Payments on debenture payable                                               (116,972)                  -
Payments on convertible note payable                                        (240,000)                  -
Payments on notes payable                                                   (138,400)           (126,787)
                                                                  ------------------   -----------------
Net cash provided by (used in) financing activities                         (322,006)            248,883
                                                                  ------------------   -----------------

Net increase (decrease) in cash                                             (546,577)              6,333

Cash - beginning of year                                                     557,272              42,294
                                                                  ------------------   -----------------
Cash - end of period                                              $           10,695   $          48,627
                                                                  ==================   =================

Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                        $           55,868   $          37,628
                                                                  ==================   =================
Cash payments for income taxes                                    $                -   $               -
                                                                  ==================   =================
Non-cash investing and financing activities:
Issuance of common stock for debt                                 $            6,900   $               -
                                                                  ==================   =================
Stockholder loan offset in stockholder transactions               $                -   $          95,820
                                                                  ==================   =================
Reclassification of derivative liability to equity                $          196,108   $               -
                                                                  ==================   =================
Issuance of common stock to acquire assets                        $                -   $         113,755
                                                                  ==================   =================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in Form 10-KSB/A-1 of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Organization

Union Dental Holdings, Inc., (f/k/a National Business Holdings, Inc.), (the "Company") is a Florida corporation which conducts business from its headquarters in Coral Springs, Florida. The Company was incorporated on November 26, 1996. On December 27, 2004, the Company entered into a Share Exchange and Reorganization Agreement ("Reorganization") with both Union Dental Corp. ("UDC"), a Florida corporation and Direct Dental Services, Inc. ("DDS"), a Florida corporation, whereby UDC and DDS became wholly-owned subsidiaries of the Company in exchange for an aggregate of 17,500,000 shares of its common stock and 1,000,000 shares of its preferred stock issued to Dr. George Green with each share of preferred stock providing voting rights equal to 15 shares of the Company's common stock. In addition, the Company agreed to recognize the 3,452,250 issued and outstanding options to purchase UDC common stock as options to purchase the Company's common stock. Pursuant to the Reorganization Agreement, 22,287,977 shares of the Company's common stock were canceled. As a result, UDC's and DDS's former stockholders became the Company's majority stockholders with the Company's former shareholders retaining 10,000,000 shares of common stock.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $69,700.

Inventory of dental supplies

The Company values its inventory of dental supplies at the lower of cost or market, using the specific unit cost method.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the assets estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended June 30, 2006.

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at June 30, 2006 include the following:

           Convertible debentures       19,135,438
           Derivatives options          48,000,000
           Options                       1,508,000
           Warrants                      1,304,348
                                   ---------------
                                        69,947,786
                                   ===============

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

Common stock purchase warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of the Emerging Issues Task Force ("EITF") issue No. 00-19
"Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the six months ended June 30, 2005, the Company did not grant any stock options.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

The principal amount of the Debenture plus accrued interest may be converted at the option of the Dutchess into shares of the Company's common stock, anytime following the closing date, at a conversion price equal to the lesser of (i) the lowest closing bid price during the 15 days of full trading, as defined, prior to the conversion date; or (ii) $0.092. In addition, in the event that any portion of the debenture remains outstanding on the maturity date of August 17, 2010, such outstanding amount shall be automatically converted into shares of the Company's common stock. In the event that the Company does not make delivery of the common stock as instructed by Dutchess, the Company shall be obligated to pay to Dutchess 3% in cash of the dollar value of the debentures being converted, compounded daily, per each day after the 3rd business day following the conversion date that the common stock is not delivered to Dutchess. In the event of default as defined in the Debenture Agreement, Dutchess may among other things:

(a) elect to secure a portion of the Company's assets not to exceed 200% of the Face Amount of the Note, in Pledged Collateral;
(b) elect to garnish Revenue from the Company in an amount that will repay the Holder on the payment schedule set forth above;
(c) exercise its right to increase the Face Amount of the debenture by ten percent (10%) as an initial penalty and for each Event of Default under the Debenture;
(d) elect to increase the Face Amount by two and one-half percent (2.5%) per month (pro-rata for partial periods) paid as a penalty for liquated damages which will be compounded daily;

The debenture provides that Dutchess shall not be entitled to convert that amount of Debenture into common stock, which when added with the sum of the number of shares beneficially owned by Dutchess would exceed 4.99% of the number of shares of our common stock outstanding on the conversion date.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At June 30, 2006, the Company revalued this derivative liability. For the six months ended June 30, 2006, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $71,418 and reclassified $68,051 of the derivative liability to paid-in capital due to the payment or conversion of the debenture. For the six months ended June 30, 2006, amortization of the discount on debenture amounted to $149,032. Additionally, during the six months ended June 30, 2006, the Company issued 75,000 shares of its common stock for settlement of $6,900 of the debenture.

The convertible debenture liability is as follows at June 30, 2006:


Convertible debentures payable                      $       306,167
Less: unamortized discount on debentures                    (74,516)
                                                    ----------------
Convertible debentures, net                         $       231,651
                                                    ===============

As of June 30, 2006, the Company is delinquent on its payments on the convertible debenture by two payments. As of June 30, 2006, the Company had not received notice of default from the holder of the convertible debentures.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

For the six months ended June 30, 2006, the Company delivered Put Notices to draw on the equity line of credit. In connection with these puts, the Company issued 2,257,496 shares of common stock for net proceeds of $173,366.


NOTE 4 - NOTE PAYABLE

On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess Private Equities Fund, LP (the "Investor"), in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. There is no stated interest rate on the Note and interest has been imputed at a rate of 32% per annum. Payments are to be made by the Company from each Put from the Company's Equity Credit Line (see note 4) with the Investor. The Company is obligated to pay the Investor the greater of
a) 50% of each Put to the Investor or b) $80,000 until the face Amount minus any fees have been paid. The first payment was due on February 15, 2006 and all subsequent payments will be made at the Closing of every Put to the Investor thereafter. The Put Amount will be the maximum amount allowed under the Investment Agreement with the Investor. As described in note 3, the Investment Agreement provides in part that the maximum amount of each Put is either $100,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the Put Date. Payments made by the Company in satisfaction of this Note shall be made from each Put from the Equity Line of Credit with the Investor given by the Company to the Investor. Additionally, in connection with note, the Company issued 1,500,000 shares of common stock. The shares were valued at fair market value as of the date of grant of $135,000 or $.09 per share and is reflected as a discount on the Note, which will be amortized over the term.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4 - NOTE PAYABLE (continued)

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the six months ended June 30, 2006, the Company revalued this derivative liability. For the six months ended June 30, 2006, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $168,427 and reclassified $128,057 of the derivative liability to paid-in capital due to the payment of the debenture. For the six months year ended June 30, 2006, amortization of the discount on the note amounted to $471,408.

The note payable is as follows at June 30, 2006:


         Note payable                                $       720,000
         Less: unamortized discount on note                 (463,117)
                                                     ---------------
         Note payable, net                           $       256,883
                                                     ===============

As of June 30, 2006, the Company is delinquent on its payments on the note payable by two payments. As of June 30, 2006, the Company had not received notice of default from the holder of the note payable.


NOTE 5 - LONG-TERM DEBT

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at June 30, 2006) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of June 30, 2006, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At June 30, 2006, the principal amount outstanding on this note amounts to $1,130,267.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 6 -  SHAREHOLDERS' EQUITY

Common Stock

In January 2006, the Company issued 75,000 shares of common stock upon the conversion of the debenture payable at $.092 per share or $6,900.

For the period from January 21, 2006 to June 30, 2006, the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note 3) and received $157,005 of net cash proceeds for which the Company issued 1,947,496 shares of its common stock to Dutchess.

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

On April 4, 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 3) and received $5,273 of net cash proceeds for which the Company issued 75,000 shares of its common stock to Dutchess.

On April 25, 2006, the Company issued an aggregate 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $17,500. In connection with issuance of these shares, the Company recorded consulting fees of $17,500 for business development services performed.

On April 25, 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 3) and received $11,088 of net cash proceeds for which the Company issued 235,000 shares of its common stock to Dutchess.

On May 5, 2006, the Company issued an aggregate 622,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $31,100. In connection with issuance of these shares, the Company recorded consulting fees of $12,500 and professional fees of $18,600 for business development and professional services performed, respectively.

During May 2006, the Company issued 1,109,621 shares of common stock to Dutchess in accordance with its Investment Agreement for interest due amounting to $28,085.

On June 21, 2006, the Company issued 100,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.015 per share or $1,500. In connection with issuance of these shares, the Company recorded consulting fees of $1,500 for business development services performed.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 6 -  SHAREHOLDERS' EQUITY

Stock Options

A summary of the status of the Company's outstanding stock options as of June 30, 2006 and changes during the period ending on that date is as follows:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                    Shares           Price
                                               --------------    -------------
     Outstanding at December 31, 2005               1,508,000    $        0.16
      Granted                                               -                -
      Exercised                                             -                -
      Forfeited                                             -                -
                                               --------------    -------------

      Outstanding at June 30, 2006                  1,508,000   $         0.16
                                               ==============   ==============
     Options exercisable at end of period           1,508,000   $         0.16
                                               ==============   ==============
     Weighted-average fair value of options
          granted during the period                             $         0.00

The following information applies to options outstanding at June 30, 2006:

                            Options Outstanding                        Options Exercisable
----------------------------------------------------------------    ---------------------------
                                    Weighted
                                   Average         Weighted                              Weighted
Range of      Number              Remaining         Average            Number             Average
Exercise      Outstanding at      Contractual       Exercise        Exercisable at       Exercise
  Price       June 30, 2006       Life (Years)       Price          June 30, 2006          Price
------------  -----------------   ---------------  -------------   -----------------   ------------
$ 0.13-0.15           950,000         4.50         $       0.14              950,000   $       0.14
$ 0.20-.0.25          525,000         2.25         $       0.21              525,000   $       0.21
$       0.50           33,000         3.50         $       0.50               33,000   $       0.50
                -------------                      ------------    -----------------   ------------
                    1,508,000                      $       0.16            1,508,000   $       0.16
                =============                      ============    =================   ============

Common Stock Warrants

In November and December 2005, in connection with a debenture payable, the Company granted 1,304,348 warrants to purchase 1,304,348 shares of common stock at $0.092 per share. The warrants expire on the three-year anniversary of the date of issuance.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 7 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,726,448 and a working capital deficit of $2,709,674 at June 30, 2006, net losses for the six months ended June 30, 2006 of $906,340 and cash used in operations during the six months ended June 30, 2006 of $224,571. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 2 and 3), and a note payable agreement (See note 4), and has a note payable to a bank. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 8 - SUBSEQUENT EVENT

On July 8, 2006, the Company issued 500,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.017 per share or $8,500. In connection with issuance of these shares, the Company recorded consulting fees of $8,500 for business development services performed.







                [Balance of this page intentionally left blank.]

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Item 1A - Risk Factors

     We are in default with our two primary lenders.

     As reflected in the notes to our financial statements, we are in default with respect to a note payable due Dutchess Private Equities Fund, LP and an Amended and Restated Promissory Note with Bank of America. While we hope to enter into some type of forebearance agreement with both of these lenders, there can be no assurance that either will agree to any new terms or conditions which we propose. Bank of America has a lien on our assets. If they were to foreclose on this lien or Dutchess were to exercise its default remedies, we risk foreclosure on the lien or the attachment of our future revenue streams. If this should occur, it is unlikely that we would be able to continue our operations without additional financing of which there can be no assurance.


Item 2 - Management's Discussion and Analysis or Plan of Operation

OVERVIEW

     We operate our business through our two wholly owned subsidiaries, Direct Dental Services, Inc. ("DDS") and Union Dental Corp. ("UDC"). DDS operates a network of duly licensed dental providers. Members of the dental network pay an annual management service fee for the right to be a member of the dental network. UDC operates a dental practice in Coral Springs, Florida. The Company intends to expand its network of dental providers. The Company may also expand and offer participating unions other professional services such as chiropractic and optometrists. The Company may also acquire additional dental practices which the Company believes will improve operating performance.

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

     Through June 30, 2006, we exercised put notices in accordance with its Investment Agreement with Dutchess and received $173,366 of net cash proceeds for which the Company issued 2,257,496 shares of its common stock to Dutchess.

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
         Payment for Month 4 and each month thereafter: $62,716

     The principal amount of the Debenture plus accrued interest may be converted at the option of Dutchess into shares of our common stock, anytime following the closing date, at a conversion price equal to the lesser of (i) the lowest closing bid price during the 15 days of full trading, as defined, prior to the conversion date; or (ii) $0.092. In addition, in the event that any portion of the debenture remains outstanding on the maturity date of August 17, 2010, such outstanding amount shall be automatically converted into shares of our common stock. In the event that we do not make delivery of the common stock as instructed by Dutchess, we shall be obligated to pay to Dutchess 3% in cash of the dollar value of the debentures being converted, compounded daily, per each day after the 3rd business day following the conversion date that the common stock is not delivered to Dutchess. In the event of default as defined in the Debenture Agreement, Dutchess may among other things:

(a) elect to secure a portion of our assets not to exceed 200% of the Face Amount of the Note, in Pledged Collateral;

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

     We are in default under this obligation. We have not however received notice of Default from Dutchess.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues

     For the six months ended June 30, 2006, we generated revenues of $1,088,343 compared to $1,124,561 for the six months ended June 30, 2005, a decrease of $36,218 or 3.2%. For the three months ended June 30, 2006, we generated revenues of $525,284 compared to $610,924 for the three months ended June 30, 2005, a decrease of $85,640 or 14.0%. The primary reasons for this decrease in revenues is due to our write-off of that portion of insurance reimbursement which are being waived as a result of agreements with the unions and/or insurance carriers. Beginning with the third quarter of 2006, we will make these adjustments on a quarterly basis.

Total Operating Expenses

     The Company's total operating expenses increased $374,932 or 38.4% for the six months ended June 30, 2006 as compared to the 2005 period. These increases include:

o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the six months ended June 30, 2006, the cost of services performed were $240,118 as compared to $232,613 for the 2005 period, an increase of $7,505 or 3.2%. These increases were the result of additional dental personnel employed by the Company.

o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the six months ended June 30, 2006, salaries, related taxes and stock-based compensation costs were $402,622 as compared to $329,055 for the 2005 period, an increase of $73,567 or 22.4%. The increase in salaries relates to adding additional personnel and normal wage increases including additional staff personnel resulting from the acquisition of the assets of Dental Visions.

o For the six months ended June 30, 2006, we recorded depreciation expense of $33,806 as compared to $5,605 for the 2005 period. In mid 2005, we acquired the assets of Dental Visions which we began amortizing in the third quarter of 2005.

o For the six months ended June 30, 2006, we incurred professional fees of $140,571 as compared to $53,100 for the 2005 period, an increase of $87,471 or 164.7%. During the six months ended June 30, 2006, we incurred legal fees of $26,000 from the issuance of common shares for services rendered and incurred legal fees related to other corporate legal matters. Additionally, we incurred increased accounting fees related to the audit of our books and records and SEC filings.

o For the six months ended June 30, 2006, we incurred consulting fees of $145,522, including $70,469 of stock based consulting fees, as compared to $42,500 for the 2005 period, an increase of $103,022. For the six months ended June 30, 2006, we incurred investor relations fees of $57,000 as compared to $0 for the six months ended June 30, 2005.

o For the six months ended June 30, 2006, we incurred other general and administrative expenses of $388,438 as compared to $313,272 for the 2005 period, an increase of $75,166 or 24%. Other general and administrative expenses consisted of the following:

                                     For the six months
                                       Ended June 30,
                             -------------------------------
                                 2006           2005
                             --------------- ---------------
      Rent                   $       50,729  $       42,570
      Insurance                      54,266          47,925
      Postage                        37,499          20,404
      Printing                       23,405          22,376
      Other                         222,539         179,997
                             --------------- ---------------
      Total                  $      388,438  $      313,272
                             =============== ===============

o Increases in rent of $8,159 are attributable to additional costs we incurred as a result of the acquisition of the dental practice owned by Dr. Dora Vilk-Shapiro, d/b/a Dental Visions where we assumed the leasehold obligation.

o During the six months ended June 30, 2006, we had an increase in insurance expense of $6,341 compared to the 2005 period primarily related with an increase in health insurance costs.

o For the six months ended June 30, 2006, postage amounted to $37,499 s compared to $20,404 for the six months ended June 30, 2005, an increase of $17,095 or 83.4%. This increase was attributable to the mailing of promotional materials to union members in new contracted areas.

o For the six months ended June 30, 2006, printing amounted to $23,405 as compared to $22,376 for the six months ended June 30, 2005, an increase of $1,029 or 4.6%. This increase was attributable to the printing of promotional materials for union members in new contracted areas.

o Other general and administrative expenses consisted of casual labor, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses. The increase for the six months ended June 30, 2006 as compared to the 2005 period of $42,542 is attributable to an increase in operational activities.


Other income (expenses)

o For the six months ended June 30, 2006, we recorded amortization of debt issuance costs of $88,400 as compared to $0 in the 2005 period.

o For the six months ended June 30, 2006, we recorded a gain from the revaluation of a derivative liability of $239,845 which was attributable to our stock volatility and the value of our stock price.

o For the six months ended June 30, 2006, interest expense was $795,051 as compared to $37,628 for the 2005 period, an increase of $757,423 and was attributable to the amortization of discount on our debenture and note payable.

Net loss

     As a result of these factors, we reported a net loss of $(906,340) or $(.03) per share for the six months ended June 30, 2006 as compared to net income of $74,338 or $.00 per share for the six months ended June 30, 2005. For the three months ended June 30, 2006, we reported a net loss of $(868,597) or $(.02) per share as compared to net income of $23,560 or $0.00 per share for the three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, we had cash and accounts receivable amounting to $10,695 and $287,341, respectively. We had total current assets of $332,386 and our total assets were $637,895. Our total current liabilities were $3,042,060. We have a working capital deficit as of June 30, 2006 of $2,709,674. Our working capital deficit is attributable primarily to two factors:

     We have recorded $1,130,267 as a short term loan liability representing the entire principal balance due and owing Bank of America. The loan was established to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. We have made all required monthly payments under this obligation. However, we have failed to comply with certain covenants contained within the loan documentation and have received a notice of default from Bank of America. We have met with our Bank of America account representative and their legal counsel to discuss this matter further. While we have discussed the possibility of entering into some type of forbearance agreement with Bank of America while this loan agreement remains in default, we have not discussed the specific terms or conditions of such an agreement nor can there be any assurance that we will be able to come to any type of agreement with respect to the execution of a forbearance agreement.

     In order to finance our ongoing operations, we entered into several different financing arrangements with Dutchess Private Equity Fund II, LLP (See Footnotes 2, 3, and 4 of our financial statements). As a result of these financings, at June 30, 2006, we have recorded $231,651 as the outstanding current portion of the convertible debenture, a derivative liability totaling $978,641, and a note payable totaling $256,883. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. We have failed to comply with the terms and conditions of the note payable due Dutchess and our in default. We have not received any notice of default from Dutchess. (See Footnotes 2, 3 and 4 of our financial statements).

     We have also recorded a liability for unearned membership fees totaling $265,787.

     To the extent that revenues are insufficient to support ongoing operations and satisfy existing debt obligations, the Company was required to draw against its equity line of credit. With our stock price currently trading below the conversion price of $.092 per share, it is unlikely that Dutchess would convert any portion of the outstanding obligation at the fixed conversion price. Moreover, we were required to deliver Put notices to Dutchess to satisfy the terms and conditions of the $960,000 promissory note. In connection with these puts, for the six months ended June 30, 2006, we issued 2,257,496 shares of common stock for net proceeds of $66,938 and the reduction of its debenture payable and convertible note payable of $106,428 for an aggregate Put value of $173,366.

     Since we will continue to draw down our equity line of credit, we will have to issue additional shares of our common stock which will cause further dilution and likely downward pressure on the price of our common stock. If the price of our common stock continues to decline, we will not have registered a sufficient number of shares of common stock to draw against the equity credit line. For the period from January 21, 2006 to June 30, 2006, the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note 4) and received $173,366 of net cash proceeds for which the Company issued 2,257,496 shares of its common stock to Dutchess.

     We have an accumulated deficit of $2,726,448 and a stockholders' deficit of $2,404,165 at June 30, 2006.

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

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     Except as described below, there have been no changes or developments in any legal proceedings which have been filed against the Company.

     During the second quarter of 2006, we were sued by another dentist who was previously a Direct Dental member. The suit was filed in Broward County, Florida (Case No. 06-11588CA27) and alleges tortuous interference with a business relationship and libel.

     A similar suit was filed by this same dentist in Dade County, Florida. Management believes that it has meritorious defenses in that this action was brought in response to a lawsuit filed by the company against the same dentist for breach of contract, slander, tortuous interference with a business relationship and injunctive relief (Case No. 04-12109 CA 10). We filed this action when the dentist failed to pay the required fee to remain a member of the Direct Dental network and attempted to create his own network of service providers.

     In August 2006 we were sued in Orange County, California Small Claims Court by a Direct Dental member dentist Case No. 06WS02050 . The complaint alleges that Direct Dental did not provide the required services and seeks damages in the amount of $5,000. We believe that we have a meritorious defense to this cause of action.

     For a complete description of all legal proceedings which are currently pending, you are urged to read our Form 10-KSB-A-1 which was filed with the Securities and Exchange Commission on April 27, 2006.


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     During the three month period covered by this report, we issued the following unregistered securities:

Date                 Title           Amount           Consideration
--------------       -------         -------          ----------------
April 25, 2006       C/S(1)          250,000          Services

June 21, 2006        C/S(1)          100,000          Services
--------
(1)  The shares were issued  pursuant to an exemption  from  registration  under
     Section 4(2) of the Act.

     Also during the three months ended June 30, 2006, we issued a total of 1,344,621 shares of our common and received a total of received a total of $39,173 shares of our common stock pursuant to certain Put options under our equity credit line with Dutchess Private Equities Fund II, L.P. We used the net proceeds from the sale of the common stock for working capital purposes.

     Also during the period ended June 30, 2006, we issued a total of 372,000 shares of common stock to two of our consultants. These shares were valued at $.05 per share and issued pursuant to the Company's 2005 Equity Compensation Plan which was filed on Form S-8 on July 1, 2005.

Item 3 - Defaults Upon Senior Securities

     We have  received  a notice of default  with  respect  to our  amended  and restated promissory note with Bank of America. As a result, we have characterized our line of credit with Bank of America as a short term liability. Although we are current with all monthly payments, we have failed to maintain certain covenants required under the loan documentation. We have met with our account representative at Bank of America and their legal counsel and hope to come to terms with respect to some type of forbearance agreement, of which there can be no assurance.

     We are also in default with respect to our note payable with Dutchess Private Equities Fund, LP. We have failed to make the required monthly payments due under the note since June 2006. Notwithstanding the foregoing, we have not received any notice of default from Dutchess.


Item 4 - Submissions of Matters to a Vote of Security Holders

     During the period covered by this Report, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 5 - Other Information

     None


Item 6 - Exhibits

Exhibit
No.       Description
-------  ---------------------------------
31.1 *   Section 302 Certification of the Principal Executive Officer

31.2 *   Section 302 Certification of the Principal Financial Officer

32.1 *   Section 906 Certification of Principal Executive Officer *

32.2 *   Section 906 Certification of Principal Financial and Accounting Officer

------------
* Filed herewith


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           UNION DENTAL HOLDINGS, INC.


Dated:  August 14, 2006       By: /s/ George D. Green
                                 -----------------------------------
                                 George D. Green
                                 Chief Executive Officer, President and Director