Form 10QSB
period 2006-09-30
UNION DENTAL HOLDINGS, INC.
filed 2006-11-14
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,613,742 shares at November 7, 2006

Transitional Small Business Disclosure Format (Check one): Yes[_] No [X]

                           FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend,"
"estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                           UNION DENTAL HOLDINGS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited)
         As of September 30, 2006............................................ 4
Consolidated Statements of Operations (Unaudited)
         For the Three and Nine Months Ended September 30, 2006 and 2005..... 5
Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2006 and 2005............... 6

Notes to Unaudited Consolidated Financial Statements........................  7

Item 2 - Management's Discussion and Analysis or Plan of Operation.......... 20

Item 3 - Controls and Procedures............................................ 27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................. 28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........ 28

Item 3 - Defaults Upon Senior Securities.................................... 29

Item 4 - Submission of Matters to a Vote of Security Holders................ 29

Item 5 - Other Information.................................................. 29

Item 6 - Exhibits and Reports filed on Form 8-K............................. 29

Signatures.................................................................. 29

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

            ASSETS
CURRENT ASSETS:
  Cash                                                                          $             5,915
  Accounts receivable, less allowance for doubtful accounts of $69,700                      301,666
  Inventory of supplies                                                                      34,561
  Prepaid expenses and other current assets                                                   2,368
                                                                                --------------------
Total current assets                                                                         344,510

Property and equipment, net                                                                  243,218
Debt issuance costs, net                                                                       4,625
Other assets                                                                                   7,013
                                                                                --------------------
Total Assets                                                                    $            599,366
                                                                                ====================

            LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Note payable, net                                                            $            517,538
   Convertible debenture payable, net                                                        306,167
   Current portion of notes payable - banks                                                1,069,632
   Accounts payable                                                                           26,068
   Accrued expenses                                                                          323,251
   Customer deposits                                                                          77,311
   Unearned membership fees                                                                  255,261
   Derivates liability                                                                       912,364
                                                                                --------------------
Total current liabilities                                                                  3,487,592

LONG-TERM DEBT:
   Notes payable - banks, net of current portion                                              40,763
                                                                                --------------------
Total liabilities                                                                          3,528,355
                                                                                --------------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:
Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    1,000,000 shares issued and outstanding)                                                     100
Common stock ($.0001  Par value; 300,000,000 share authorized;
    43,029,037 shares issued and outstanding)                                                  4,303
  Additional paid-in capital                                                               2,079,911
  Accumulated deficit                                                                     (3,406,925)
  Shareholder transactions                                                                (1,489,711)
  Less: deferred compensation                                                               (116,667)
                                                                                --------------------
Total shareholders' deficit                                                               (2,928,989)
                                                                                --------------------
Total liabilities and shareholders' deficit                                     $            599,366
                                                                                ====================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended             For the Nine Months Ended
                                                           September 30,                         September 30,
                                                 ------------------------------------   ------------------------------------
                                                        2006                2005              2006                2005
                                                 ------------------- ----------------   -----------------  -----------------
                                                     (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)

Revenues, net                                    $           506,950 $        416,617   $       1,595,293  $       1,541,178
                                                 ------------------- ----------------   -----------------  -----------------

Operating expenses:
   Cost of services performed                                113,604          131,046             353,722            363,659
Salaries and related taxes and stock-based
  compensation                                               361,013          274,291             763,635            603,346
Depreciation and amortization                                 16,901            2,803              50,707              8,408
Professional fees                                             27,004          123,105             110,575            176,205
Consulting fees                                              238,389          110,778             440,911            153,278
Other general and administrative                              77,113          129,978             465,551            443,250
                                                 ------------------- ----------------   -----------------  -----------------
                                                             834,024          772,001           2,185,101          1,748,146
                                                 ------------------- ----------------   -----------------  -----------------
Loss from operations                                       (327,074)        (355,384)           (589,808)          (206,968)
                                                 ------------------- ----------------   -----------------  -----------------

Other income (expense):
   Amortization of debt issuance costs                      (33,250)                -           (121,650)                  -
   Gain from revaluation of derivatives
         liability                                            66,276                -             306,121                  -
Interest expense                                           (386,429)         (28,119)         (1,181,480)           (65,747)
                                                 ------------------- ----------------   -----------------  -----------------
     Total other income (expense)                          (353,403)         (28,119)           (997,009)           (65,747)
                                                 ------------------- ----------------   -----------------  -----------------

Loss before provision for income taxes                     (680,477)        (383,503)         (1,586,817)          (272,715)

Income tax expense                                                 -           36,450                   -                  -
                                                 ------------------- ----------------   -----------------  -----------------
Net loss                                         $         (680,477) $      (347,053)   $     (1,586,817)  $       (272,715)
                                                 =================== ================   =================  =================
Net loss per common share:
   Net loss per common share
       - basic and diluted                       $            (0.02) $         (0.01)   $          (0.04)  $          (0.01)
                                                 =================== ================   =================  =================
   Weighted average common shares outstanding
       - basic and diluted                                40,385,304       30,263,388          37,541,111         29,852,499
                                                 =================== ================   =================  =================


     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                -------------------------------------------
                                                                                      2006                             2005
                                                                                ---------------------  ---------------------
                                                                                   (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $          (1,586,817) $            (272,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                  50,707                  8,408
Stock-based compensation and consulting                                                       253,888                115,125
Common stock issued for interest                                                               39,880                      -
Amortization of debt issuance costs                                                           121,650                      -
Amortization of discount on debenture and note payable                                        955,611                      -
Gain from valuation of derivatives                                                           (306,121)                     -
Changes in assets and liabilities:
Accounts receivable                                                                             9,167               (104,991)
Inventory of supplies                                                                          (5,676)                   644
Prepaid expenses and other current assets                                                       2,278                 (1,137)
Other assets                                                                                    8,700                  1,500
Accounts payable                                                                                6,182               (152,513)
Accrued expenses                                                                              257,871                  4,091
Customer deposits                                                                              41,314                    607
Unearned membership fees                                                                      (58,113)                26,045
                                                                                ---------------------  ---------------------
Net cash used in operating activities                                                        (209,479)              (374,936)
                                                                                ---------------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                  -               (170,162)
                                                                                ---------------------  ---------------------
Net cash used in investing activities                                                               -               (170,162)
                                                                                ---------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock                                                       173,366                 60,000
Proceeds from loans from officer/shareholder                                                        -                 95,820
Payments on loan from officer/shareholder                                                           -                (34,700)
Proceeds from debenture payable                                                                     -                600,000
Payments on line of credit                                                                          -                (17,941)
Proceeds from notes payable - bank                                                             50,000                327,611
Payment of placement fees                                                                           -                (71,000)
Payments on debenture payable                                                                (116,972)                     -
Payments on convertible note payable                                                         (240,000)                     -
Payments on notes payable - bank                                                             (208,272)              (229,702)
                                                                                ---------------------  ---------------------
Net cash provided by (used in) financing activities                                          (341,878)               730,088
                                                                                ---------------------  ---------------------
Net increase (decrease) in cash                                                              (551,357)               184,990

Cash - beginning of year                                                                      557,272                 42,294
                                                                                ---------------------  ---------------------
Cash - end of period                                                            $               5,915  $             227,284
                                                                                =====================  =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest                                                      $              55,868  $              65,747
                                                                                =====================  =====================
Cash payments for income taxes                                                  $                   -                      -
                                                                                =====================  =====================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt                                               $               6,900  $              16,451
                                                                                =====================  =====================
Stockholder loan offset in stockholder transactions                             $                   -  $              61,120
                                                                                =====================  =====================
Reclassification of derivative liability to equity                              $             196,108                      -
                                                                                =====================  =====================
Issuance of common stock to acquire assets                                      $                   -  $             113,755
                                                                                =====================  =====================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in Form 10-KSB/A-1 of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

The acquisition of UDC and DDS by the Company was accounted for as a reverse merger because on a post-merger basis, the former UDC and DDS shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, UDC and DDS were deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending September 30, 2005, are those of the combined results of UDC and DDS for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of the combined results of UDC and DDS prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and the combined UDC and DDS common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (UDC and DDS) are carried forward after the acquisition.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $69,700.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2006.

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at September 30, 2006 include the following:

        Convertible debentures                   5,776,736
        Derivatives options                     12,631,579
        Options                                  1,508,000
        Warrants                                 1,304,348
                                            ---------------
                                                21,220,663
                                            ===============

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the nine months ended September 30, 2005, the Company did not grant any stock options.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The Company does not expect that the adoption of SFAS 155 will have a material impact on its financial position, results of operations, or cash flows.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

     Payment for Month 1
            (due within three (3) days of the Issuance Date)   $  4,951
     Payments for Months 2 and 3, respectively                 $  4,951
     Payment for Month 4 and each month thereafter             $ 62,716

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 2 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At September 30, 2006, the Company revalued this derivative liability. For the nine months ended September 30, 2006, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $55,022 and reclassified $68,051 of the derivative liability to paid-in capital due to the payment or conversion of the debenture. For the nine months ended September 30, 2006, amortization of the discount on debenture amounted to $223,548. Additionally, during the nine months ended September 30, 2006, the Company issued 75,000 shares of its common stock for settlement of $6,900 of the debenture.

The convertible debenture liability is as follows at September 30, 2006:

        Convertible debentures payable                $       306,167
          Less: unamortized discount on debentures                  -
                                                      ---------------
        Convertible debentures, net                   $       306,167
                                                      ===============

As of September 30, 2006, the Company is delinquent on its payments on the convertible debenture by three payments. As of September 30, 2006, the Company had not received notice of default from the holder of the convertible debentures.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

For the nine months ended September 30, 2006, the Company delivered Put Notices to draw on the equity line of credit. In connection with these puts, the Company issued 2,257,496 shares of common stock for net proceeds of $173,366.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 4 - NOTE PAYABLE (continued)

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

The $960,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the 1,500,000 common shares and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this Note resulted in a note discount of $665,000 in 2005. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the Note, and conversion feature were allocated based on their fair values. The amount allocated as a discount on the Note for the value of the conversion option is being be amortized to interest expense, using the effective interest method, over the term of the Note.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 4 - NOTE PAYABLE (continued)

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the nine months ended September 30, 2006, the Company revalued this derivative liability. For the nine months ended September 30, 2006, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $251,099 and reclassified $128,057 of the derivative liability to paid-in capital due to the payment of the debenture. For the nine months year ended September 30, 2006, amortization of the discount on the note amounted to $471,408.

The note payable is as follows at September 30, 2006:

         Note payable                             $       720,000
         Less: unamortized discount on note              (202,462)
                                                  ---------------
         Note payable, net                        $       517,538
                                                  ===============

As of September 30, 2006, the Company is delinquent on its payments on the note payable by five payments. As of September 30, 2006, the Company had not received notice of default from the holder of the note payable.


NOTE 5 - NOTES PAYABLE - BANKS

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at September 30, 2006) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of September 30, 2006, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At September 30, 2006, the principal amount outstanding on this note amounts to $1,061,067.

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 6 -  SHAREHOLDERS' EQUITY (continued)

Common Stock

In January 2006, the Company issued 75,000 shares of common stock upon the conversion of the debenture payable at $.092 per share or $6,900.

For the period from January 21, 2006 to September 30, 2006, the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note 3) and received $157,005 of net cash proceeds for which the Company issued 1,947,496 shares of its common stock to Dutchess.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 6 -  SHAREHOLDERS' EQUITY (continued)

Common Stock (continued)

On August 10, 2006, the Company issued 500,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $22,500. In connection with issuance of these shares, the Company recorded consulting fees of $22,500 for business development services performed.

On August 25, 2006, the Company issued 136,820 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.055 per share or $7,525. In connection with issuance of these shares, the Company recorded professional fees of $7,525 for accounting services performed.

On August 31, 2006, in connection with a three month consulting agreement, the Company issued 2,500,000 restricted shares of common stock for investor relation services. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $175,000. In connection with issuance of these shares, the Company recorded consulting expense of $58,333 and deferred compensation of $116,667 to be amortized over the remaining service period. If at the close of business on August 31, 2007, the fair value of these shares is less than $60,000, the Company shall issue to the consultant additional shares of our common stock (valued at the bid price at the close of business on August 31, 2007) to make up the difference.

On August 31, 2006, the Company issued 100,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $7,000. In connection with issuance of these shares, the Company recorded consulting fees of $7,000 for business development services performed.

On September 6, 2006, the Company issued 500,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.08 per share or $40,000. In connection with issuance of these shares, the Company recorded consulting fees of $40,000 for business development services performed.

On September 29, 2006, the Company issued 179,797 shares of common stock to Dutchess in accordance with its Investment Agreement for interest due amounting to $11,795.

Stock Options

A summary of the status of the Company's outstanding stock options as of September 30, 2006 and changes during the period ending on that date is as follows:

                                                                  Weighted
                                                                   Average
                                                                   Exercise
                                                   Shares           Price
                                              --------------    -------------
    Outstanding at December 31, 2005               1,508,000    $        0.16
     Granted                                               -                -
     Exercised                                             -                -
     Forfeited                                             -                -
                                              --------------   --------------
     Outstanding at September 30, 2006             1,508,000   $         0.16
                                              ==============   ==============
    Options exercisable at end of period           1,508,000   $         0.16
                                              ==============   ==============
    Weighted-average fair value of options
         granted during the period                         -   $         0.00
                                              ==============   ==============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 6 -  SHAREHOLDERS' EQUITY (continued)


The following information applies to options outstanding at September 30, 2006:

                            Options Outstanding                        Options Exercisable
----------------------------------------------------------------    ---------------------------
                                  Weighted
                                   Average         Weighted                              Weighted
Range of      Number              Remaining         Average            Number             Average
Exercise      Outstanding at      Contractual       Exercise        Exercisable at       Exercise
  Price       September 30, 2006   Life (Years)       Price        September 30, 2006      Price
------------  ------------------  ---------------  -------------   ------------------  ------------
$ 0.13-0.15           950,000         4.25         $       0.14              950,000   $       0.14
$ 0.20-.0.25          525,000         2.00         $       0.21              525,000   $       0.21
$       0.50           33,000         3.25         $       0.50               33,000   $       0.50
                -------------                      ------------    -----------------   ------------
                    1,508,000                      $       0.16            1,508,000   $       0.16
                =============                      ============    =================   ============

Common Stock Warrants

In November and December 2005, in connection with a debenture payable, the Company granted 1,304,348 warrants to purchase 1,304,348 shares of common stock at $0.092 per share. The warrants expire on the three-year anniversary of the date of issuance.


NOTE 7 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,406,925 and a working capital deficit of $3,143,082 at September 30, 2006, net losses for the nine months ended September 30, 2006 of $1,586,817 and cash used in operations during the nine months ended September 30, 2006 of $209,479. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 2 and 3), and a note payable agreement (See note 4), and has a note payable to two banks. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 8 - SUBSEQUENT EVENTS

On October 5, 2006, the Company issued an aggregate of 2,000,000 shares of common stock (1,000,000 shares each) to the Company's sole officer/director and an employee, respectively, for accrued compensation. The Company valued these common shares at the fair market value on the date of grant at $.06 per share or $120,000. In connection with issuance of these shares, the Company recorded compensation expense of $120,000.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 8 - SUBSEQUENT EVENTS (continued)

During October 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 3) and repaid principal balance on it notes payable of $21,202 for which the Company issued 343,500 shares of its common stock to Dutchess. Additionally, the Company issued 191,205 shares of common stock to Dutchess as payment for a $10,000 penalty related to the Investment Agreement.

On October 11, 2006, the Company issued 50,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.06 per share or $3,000. In connection with issuance of these shares, the Company recorded consulting fees of $3,000.

On October 20, 2006, in connection with a three month consulting agreement, the Company issued 1,000,000 restricted shares of common stock for investor relation services. The Company valued these common shares at the fair market value on the date of grant at $.075 per share or $75,000. In connection with issuance of these shares, the Company recorded deferred consulting expense of $75,000 to be amortized over the service period.

On October 20, 2006, in connection with a 240-day consulting agreement, the Company issued 1,000,000 restricted shares of common stock for advisory and business development services. The Company valued these common shares at the fair market value on the date of grant at $.075 per share or $75,000. In connection with the issuance of these shares, the Company recorded deferred consulting expense of $75,000 to be amortized over the service period. Additionally, in connection with this agreement, the Company shall issue to the consultant 500,000 shares of common on the 100th day subsequent to the execution of this agreement and 500,000 common shares on the 200th day subsequent to the execution of this agreement.

On October 20, 2006, the Company entered into a Promissory Note in the amount of $250,000 with a third party. The interest rate on this promissory note is 10% per annum calculated by using a 360 day year. The principal balance and all accrued and unpaid interest is due on June 19, 2007. The note is secured by certain assets of the Company.








                [Balance of this page intentionally left blank.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     In order to finance our operations, growth and expansion, on August 17, 2005, we entered into an Investment Agreement with Dutchess Private Equity Fund II, LLP ("Dutchess"). Pursuant to this Agreement, Dutchess may purchase up to $5,000,000 of our Common Stock over the course of 36 months, beginning September 15, 2005, the date our registration statement was declared effective by the SEC. Under the agreement, we may sell to Dutchess on each occasion, either (1) $100,000 in shares of our common stock or (2) 200% of the averaged daily volume (U.S. market only) of our Common Stock for the 20 trading days prior to our "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Market Price shall be the lowest closing bid price of our common stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. This Investment Agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

     In general, the drawdown facility operates as follows: Dutchess, has committed to provide us with up to $5,000,000 as we request over a 36 month period, in return for common stock that we issue to Dutchess. We may, in our sole discretion, during the Open Period deliver a "put notice" (the "Put Notice") to Duchess which states the dollar amount which we intend to sell to Dutchess on the Closing Date. The Open Period is the period beginning on the trading date after the Effective Date and which ends on the earlier to occur of 36 months from the Effective Date or termination of the Investment Agreement in accordance with its terms. The Closing Date shall mean no more than 7 trading days following the Put Notice Date. The Put Notice Date shall mean the Trading Day immediately following the day on which Dutchess receives a Put Notice, as defined in the agreement.

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

     Through September 30, 2006, we exercised put notices in accordance with its Investment Agreement with Dutchess and received $173,366 of net cash proceeds for which the Company issued 2,257,496 shares of its common stock to Dutchess.

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
         Payment for Month 4 and each month thereafter: $ 62,716

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

     In order to secure our obligations under the secured convertible debenture and related documents, we have granted Dutchess a security interest in all of our assets and property.

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

     As of September 30, 2006, we are delinquent on our payments on the convertible debenture by five payments. As of September 30, 2006, we had not received notice of default from the holder of the convertible debentures.

     We have adopted a Code of Business Conduct and Ethics for the operations of our business. We believe that this Code of Business Conduct and Ethics will promote our business dealings with the public in general, govern the activities of our officers and employees with respect to safeguarding corporate assets and dealing fairly with our shareholders.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

     For the nine months ended September 30, 2006, we generated revenues of $1,595,293 compared to $1,541,178 for the nine months ended September 30, 2005, an increase of $54,115 or 3.5%. For the three months ended September 30, 2006, we generated revenues of $506,950 compared to $416,617 for the three months ended September 30, 2005, an increase of $90,333 or 21.7%. This increase in revenues is attributable to both increased revenues which we generated from the dental practice and an increase in the number of participating dental service providers as we continue to expand our network of local, regional and national agreements with unions to provide discounted dental services to their members.

Operating Expenses

     The Company's total operating expenses increased $436,955 or 25% for the nine months ended September 30, 2006 as compared to the 2005 period. These increases include:

     o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the nine months ended September 30, 2006, the cost of services performed were $353,722 as compared to $363,659 for the 2005 period, a decrease of $9,937 or 2.7%. This decrease was the result of a decrease in lab expenses of approximately $15,000 due to the performance of certain lab procedures in-house, a decrease in dental supply costs of approximately $5,000 offset by an increase in dental personnel employed of approximately $10,000.
     o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the nine months ended September 30, 2006, salaries, related taxes and stock-based compensation costs were $763,635 as compared to $603,346 for the 2005 period, an increase of $160,289 or 26.6%. The increase in salaries relates to adding additional personnel and normal wage increases including additional staff personnel resulting from the acquisition of the assets of Dental Visions.
     o For the nine months ended September 30, 2006, we recorded depreciation expense of $50,707 as compared to $8,408 for the 2005 period. In mid 2005, we acquired the assets of Dental Visions which we began amortizing in the third quarter of 2005.
     o For the nine months ended September 30, 2006, we incurred professional fees of $110,575 as compared to $176,205 for the 2005 period, a decrease of $65,630 or 37.2%. During the nine months ended September 30, 2006, we incurred legal and accounting fees of $42,125 from the issuance of common shares for services rendered as compared to $107,795 in the 2005 period. In the 2005 period, we incurred professional fees in connections with our registration statement and debt fundings.
     o For the nine months ended September 30, 2006, we incurred consulting fees of $440,911 (including $206,803 of stock-based consulting fees) as compared to $153,278 for the 2005 period, an increase of $287,633 or 187.6%. We use consultants for investor relations and business development and advisory services.

     o For the nine months ended September 30, 2006, we incurred other general and administrative expenses of $465,551 as compared to $443,250 for the 2005 period, an increase of $22,301 or 5.0%. Other general and administrative expenses consisted of the following:

                                          For the nine months
                                          Ended September 30,
                                 ---------------------------------------
                                       2006                 2005
                                 -----------------    ------------------
          Rent                         $   73,413            $   70,653
          Insurance                        93,000                74,935
          Postage                          40,871                53,211
          Printing                         38,634                28,374
          Other                           219,633               216,077
                                 -----------------    ------------------
          Total                        $  465,551            $  443,250
                                 =================    ==================

     o Increases in rent of $2,760 are attributable to additional costs we incurred as a result of the acquisition of the dental practice owned by Dr. Dora Vilk-Shapiro, d/b/a Dental Visions where we assumed the leasehold obligation.
     o During the nine months ended September 30, 2006, we had an increase in insurance expense of $18,065 compared to the 2005 period primarily related with an increase in health insurance costs.
     o For the nine months ended September 30, 2006, postage amounted to $40,871 s compared to $53,211 for the nine months ended September 30, 2005, a decrease of $12,340 or 23.2%. This decrease was attributable to the mailing of promotional materials in the 2005 period to union members in new contracted areas.
     o For the nine months ended September 30, 2006, printing amounted to $38,634 as compared to $28,374 for the nine months ended September 30, 2005, an increase of $10,260 or 36.2%. This increase was attributable to the printing of promotional materials for union members in new contracted areas.
     o Other general and administrative expenses consisted of casual labor, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses. The increase for the nine months ended September 30, 2006 as compared to the 2005 period of $3,586 or 1.66% is attributable to an increase in operational activities.

Other income (expenses)

     o For the nine months ended September 30, 2006, we recorded amortization of debt issuance costs of $121,650 as compared to $0 in the 2005 period.
     o For the nine months ended September 30, 2006, we recorded a gain from the revaluation of a derivative liability of $306,121 which was attributable to our stock volatility and the value of our stock price.
     o For the nine months ended September 30, 2006, interest expense was $1,181,480 as compared to $65,747 for the 2005 period, an increase of $1,115,733 and was attributable to the amortization of discount on our debenture and note payable.

Net loss

     As a result of these factors, we reported a net loss of $1,586,817 or $.04 per share for the nine months ended September 30, 2006 as compared to net loss of $272,715 or $.01 per share for the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2006, we had cash and accounts receivable amounting to $5,915 and $301,666, respectively. We had total current assets of $344,510 and our total assets were $599,366. Our total current liabilities were $3,430,420. We have a working capital deficit as of September 30, 2006 of $3,085,910. Our working capital deficit is attributable primarily to two factors:

     We have recorded $1,069,632 as a short term loan liability representing the entire principal balance due and owing Bank of America. The loan was established to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. We have made all required monthly payments under this obligation. However, we have failed to comply with certain covenants contained within the loan documentation and have received a notice of default from Bank of America. We have met with our Bank of America account representative and their legal counsel to discuss this matter further. While we have discussed the possibility of entering into some type of forbearance agreement with Bank of America while this loan agreement remains in default, we have not discussed the specific terms or conditions of such an agreement nor can there be any assurance that we will be able to come to any type of agreement with respect to the execution of a forbearance agreement.

     Additionally, on August 11, 2006, we entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company.

     In order to finance our ongoing operations, we entered into several different financing arrangements with Dutchess Private Equity Fund II, LLP (See Footnotes 2, 3, and 4 of our financial statements). As a result of these financings, at September 30, 2006, we have recorded $306,167 as the outstanding current portion of the convertible debenture, a derivative liability totaling $912,364, and a note payable totaling $517,538 (net of unamortized discounts of $202,462). The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. We have failed to comply with the terms and conditions of the note payable due Dutchess and are in default. We have not received any notice of default from Dutchess. (See Footnotes 2, 3 and 4 of our financial statements).

     We have also recorded a liability for unearned membership fees totaling $255,261.

     To the extent that revenues are insufficient to support ongoing operations and satisfy existing debt obligations, the Company was required to draw against its equity line of credit. With our stock price currently trading below the conversion price of $.092 per share, it is unlikely that Dutchess would convert any portion of the outstanding obligation at the fixed conversion price. Moreover, we were required to deliver Put notices to Dutchess to satisfy the terms and conditions of the $960,000 promissory note. In connection with these puts, for the nine months ended September 30, 2006, we issued 2,257,496 shares of common stock for net proceeds of $66,938 and the reduction of its debenture payable and convertible note payable of $106,428 for an aggregate Put value of $173,366.

     Since we will continue to draw down our equity line of credit, we will have to issue additional shares of our common stock which will cause further dilution and likely downward pressure on the price of our common stock. If the price of our common stock continues to decline, we will not have registered a sufficient number of shares of common stock to draw against the equity credit line. For the period from January 21, 2006 to September 30, 2006, the Company exercised put notices in accordance with its Investment Agreement with Dutchess (see note 4) and received $173,366 of net cash proceeds for which the Company issued 2,257,496 shares of its common stock to Dutchess.

     We have an accumulated deficit of $3,406,925 and a stockholders' deficit of $2,928,989 at September 30, 2006.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

RISK FACTORS

     We are in default with our two primary lenders.

     As reflected in the notes to our financial statements, we are in default with respect to a note payable and debenture payable due Dutchess Private Equities Fund, LP and an Amended and Restated Promissory Note with Bank of America. While we hope to enter into some type of forebearance agreement with both of these lenders, there can be no assurance that either will agree to any new terms or conditions which we propose. Bank of America has a lien on our assets. If they were to foreclose on this lien or Dutchess were to exercise its default remedies, we risk foreclosure on the lien or the attachment of our future revenue streams. If this should occur, it is unlikely that we would be able to continue our operations without additional financing of which there can be no assurance.


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


Item 1.  Legal Proceedings

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

     In August 2006 we were sued in Orange County, California Small Claims Court by a Direct Dental member dentist Case No. 06WS02050 . This complaint was dismissed for improper jurisdiction.

     For a complete description of all legal proceedings which are currently pending, you are urged to read our Form 10-KSB-A-1 which was filed with the Securities and Exchange Commission on April 27, 2006.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     During the three month period covered by this report, we issued the following unregistered securities:

Date                     Title            Amount        Consideration
------------------      --------        ----------      -------------
July 8, 2006             C/S(1)           500,000          Services

August 10, 2006          C/S(1)           500,000          Services

August 31, 2006          C/S(2)         2,500,000      bb  Services

August 31, 2006          C/S(3)           100,000          Services

September 6, 2006         C/S(1)          500,000          Services

(1)The shares were issued to two consultants (250,000 shares each) for services rendered. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Act.
(2) The Shares were issued for services rendered and to be rendered. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Act.
(3) The Shares were issued for services rendered. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Act.

     Also during the three months ended September 30, 2006, we issued a total of 179,797 shares of our common stock representing payment of interest to Dutchess Private Equities Fund II, L.P. pursuant to our equity line of credit.

     Also during the period ended September 30, 2006, we issued a total of 136,820 shares of common stock to one of our consultants. These shares were valued at $.055 per share and issued pursuant to the Company's 2005 Equity Compensation Plan which was filed on Form S-8 on July 1, 2005.

Item 3.  Defaults Upon Senior Securities

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


Item 4.  Submissions of Matters to a Vote of Security Holders

     During the period covered by this Report, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports filed on Form 8-K

     (A) ExhibitS

Exhibit
No.       Description
-------  ---------------------------------
31.1 *   Section 302 Certification of the Principal Executive Officer

31.2 *   Section 302 Certification of the Principal Financial Officer

32.1 *   Section 906 Certification of Principal Executive Officer *

32.2 *   Section 906 Certification of Principal Financial and Accounting Officer

------------
* Filed herewith

     (B) There were no reports filed on Form 8-K.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           UNION DENTAL HOLDINGS, INC.


Dated:  November 14, 2006        By: /s/ George D. Green
                                 -----------------------------------
                                 George D. Green
                                 Chief Executive Officer, President and Director