Form 10KSB
period 2006-12-31
UNION DENTAL HOLDINGS, INC.
filed 2007-03-29
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

     Yes |X| No |_|


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


State issuer's revenues for its most recent fiscal year ended December 31, 2006:
$2,197,099.


Of the 64,493,947 shares of our common stock issued and outstanding as of March 16, 2007 approximately 40,443,747 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of $.037 of our Common Stock as reported on the OTC Bulletin Board on March 16, 2007 was approximately $1,496,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Form SB-2 filed on September 9, 2005
Form SB-2A/-1 filed September 11, 2006


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

     DDS operates a network of duly licensed dental providers (the "Dental Referral") who provide dental services through the network to union members in accordance with arrangements between DDS and various unions. Pursuant to the Stock Purchase Agreement, on August 14, 2000, Dr. Green acquired two hundred fifty (250) shares of common stock of DDS from Melvyn Greenstein, DDS and Irene Greenstein, the initial shareholders and Sellers (collectively the "Greensteins"), for the purchase price of One Million Eight Hundred Fifty Thousand Dollars ($1,850,000.00) (1st DDS Purchase Price). The 1st DDS Purchase Price was payable as follows: One Million Four Hundred Fifty Thousand Dollars ($1,450,000.00) at closing and a promissory note of Four Hundred Thousand

Dollars ($400,000.00). On December 31, 2003, Dr. Green acquired the remaining two hundred fifty (250) shares of common stock of DDS from the Greensteins for the purchase price of Eight Hundred Seventy Five Thousand Dollars ($875,000.00) (2nd DDS Purchase Price). As a result of the 1st DDS Purchase Price and the 2nd DDS Purchase Price, Dr. Green owned of record and beneficially all of the issued and outstanding common stock of DDS, consisting of five hundred (500) shares of DDS.

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

     In December 2005, we executed a promissory note in favor of Dutchess in the amount of $960,000 and received gross proceeds in the amount of $800,000 less $60,075 in fees for net proceeds of $739,925. We are obligated to repay the face amount of the loan on or before December 23, 2006. We are obligated to make payments to Dutchess from each Put notice under our equity line of credit. We are obligated to pay Dutchess the greater of a) 50% of each Put notice or b) $80,000 until the face amount of the loan obligation has been repaid. We issued 50 signed Put notices to the Investor to use as collateral. Because of our declining stock prices, the Puts have not been exercised as we do not have a sufficient number of registered shares of Common Stock registered pursuant to the equity line of credit. As a result, we are in default. In the event of a default as defined in the agreement, the Holder shall have the right, but not the obligation, to 1) switch the Residual Amount to a three-year ("Convertible Maturity Date"), interest-bearing convertible debenture. If the Holder chooses to convert the Residual Amount to a Convertible Debenture, the Company shall have 20 business days after notice of the same (the "Notice of Convertible

Debenture") to file a registration statement covering an amount of shares equal to 300% of the Residual Amount. Such registration statement shall be declared effective under the Securities Act of 1933, as amended (the "Securities Act"), by the Securities and Exchange Commission (the "Commission") within 40 business days of the date the Company files such Registration Statement. In the event the Company does not file such registration statement within 20 business days of the Holder's request, or such registration statement is not declared by the Commission to be effective under the Securities Act within the time period described above, the Residual Amount shall increase by $5,000 per day.

     To date, we have not received notice of default from Dutchess.

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

     During the year ended December 31, 2006, the Company issued 75,000 shares of its common stock for settlement of $6,900 of the debenture.

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

     (b) Business of the Company. During the fiscal year ended December 31, 2006, we operated two business lines: operating a network of duly licensed dental providers to a network of union members through DDS and managing a dental practice through UDC.

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

     DDS enters into contracts with labor unions to be the exclusive provider of dental services to its memberships under existing dental benefit plans. Presently, DDS has a contract with the CWA covering its members in 19 states, including employees of AT&T, Lucent, Avaya, Verizon, Bell South, Cingular and SBC/Pactell. We also entered into agreements with the International Brotherhood of Electrical Workers Local #824 in Tampa, Florida and Local # 728 in Ft. Lauderdale, FL and General Electric's International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America Local 761 in Louisville, Kentucky. During 2006, we signed an agreement with the Communications Workers of America ("CWA") Local 1101. This agreement provides the impetus for us to build our network of dental providers in New Jersey, Connecticut, Vermont, Rhode Island, New Hampshire, Massachusetts, New Jersey and New York.

     Also, during 2006, we signed our first nationwide agreement with the Association of Flight Attendants. In furtherance thereof, we are trying to establish a nationwide network to service the needs of the flight attendants union. This nationwide network will be focused on various airport hubs. We will concentrate initially on major hub locations. We intend to pursue other labor unions as part of our expansion program.


DENTAL NETWORK

     The Dental Network currently consists of approximately 1,600 licensed dentists located in 27 states. The territory served by the Dental Network is divided into geographic areas using a predetermined formula that allocated approximately one general dentist to approximately 1,100 to 1,200 insured union employees which includes their immediate family members. Exclusive areas for specialists are allocated approximately 6,000-8,000 insured union employees, which includes their immediate family members, per specialist. Each member of the Dental Network enters into an annual network provider agreement with DDS for his or her respective Exclusive Area. Consideration paid by the Dental Network member is determined based upon the size of the Exclusive Area and the number of specialties covered under the respective member's contract.

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

ACQUISITION OF ADDITIONAL PRACTICES

     We intend to acquire existing dental practices in selected geographical areas throughout the United States to further expand our base of operations by providing additional locations for the benefit of union members. This expansion will be accomplished by having the licensed dentist train at the corporate headquarters prior to being placed into the newly acquired dental practices. After a period of time the dentist will be evaluated in his/her management skills and operating procedures. At that time, we intend to allow these dentists to purchase the existing dental practice from us, after the completion of a transition period. We intend to finance the acquired business when it is sold to the new dentist. To date, we have acquired one dental practice. This practice has been integrated into the dental practice operated by Union Dental Corp. at its principal place of business. If we are able to acquire additional dental practices, of which there can be no assurance, we believe that this will allow us to expand our network of union dental providers.

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

SEMINARS

     During 2006 we held five seminars where prospective Network members could learn about us and the benefits of Dental Network membership. Prospective members also had the opportunity to meet with current network members and other prospective members. We believe that this is a cost-effective way to recruit prospective Network members and will continue to sponsor these seminars in 2006.

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

EMPLOYEES

     We operate our business through our wholly owned subsidiaries. Dr. Green, our chief executive officer, is the only employee of Union Dental Holdings. UDC employs a total of twenty three (23) individuals that assist in the operation of both Dr. George D. Green, DDS, P.A., its dental laboratory and Union Dental Corp. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations.

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

                                  RISK FACTORS

     Before you invest in our securities, you should be aware that there are various risks. you should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

IT IS UNLIKELY THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

     We incurred significant losses in 2006 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully implement our planned operations. There can be no assurance that we will be able to operate profitably.

     It is critical to our success that we continue to devote financial resources to sales and marketing our network of dental providers. As a result, we expect that our operating expenses will continue to increase. As we increase spending, there can be no assurance that we will be able to operate on a profitable basis. As a result, we may not be able to sustain profitable operations, or if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     Our auditors have issued a going concern opinion based on our financial situation as of December 31, 2006 We have accumulated losses from operations totaling $ $3,833,507, a working capital deficit of $3,135,166 and a stockholders' deficit of $2,895,830. A significant portion of the operating losses in 2006 is attributable to our salaries and related stock based compensation as well as a significant increase in our borrowing costs. Management also continues to invested significant time and money in cultivating closer relationships with the unions, marketing its union contracts with dental practitioners and securing a network of dental providers. Management believes that these steps will result in increased revenues in the coming years. Nevertheless, if we are not able to continue as a going concern, you will likely lose your entire investment.

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

No assurances can be given that the Company will be able to timely and effectively meet such demands. The issuance of shares through our stock compensation and incentive plan has enabled us to retain the services of various consultants. However, issuance of shares of our Common Stock to these consultants has had a dilutive impact on existing shareholders.

     We have used and anticipate continuing to use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will continue to result in immediate and potentially substantial dilution to our existing shareholders and can result in a decline in the value of our stock price.

     We have financed part of our growth over the past year through an equity line of credit and the sale of convertible debt instruments. The use of these financing tools has resulted in further dilution to our existing shareholders and has been a contributing factor to the decline in the value of our Common Stock.

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

     Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects , which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 25,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 3,000,000 shares of Class A Preferred Stock are issued and outstanding as of March 1, 2007. Each share of Class A Preferred shall have 15 votes per share. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2007.

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

     With our Common Stock trading at significantly less than the Conversion Price it is unlikely that Dutchess will convert any of its common stock. This will require us to make monthly interest payments of approximately $62,000. We do not have sufficient operating funds to make these monthly interests payments and as a result, we are in default.

     We are also obligated to repay Dutchess the sum of $960,000 pursuant to a one year promissory note dated December 22, 2005. We have not repaid this note and are in default. For so long as this obligation remains in default, our ability to secure additional financing will be impaired.

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

     Our Investment Agreement with Dutchess contemplates the potential future issuance and sales of up to $5,000,000 of our Common Stock to Dutchess subject to certain restrictions and obligations. Through December 31, 2006, we have received a total of $498,355 under the terms and conditions of the investment agreement and have approximately 33,268,100 shares available for future issuance. Given our current capital needs and the market price of our common stock, we presently have no intention of drawing down the entire amount available to us unless the market price of our common stock increases.

     The large number of shares issuable under the Investment Agreement may result in a change of control. Provided however, that the holders of our Series A preferred shares will in all likelihood continue to retain control.

     If we were request the maximum of $5,000,000 pursuant to the Investment Agreement, assuming a conversion price of $.13, we would issue to Dutchess 38,461,538 shares of our common stock. Based on the current price of our common stock at $.04 per share, and assuming we were making our first draw, we would only be able to draw down approximately $1.54 million from our equity credit line and be required to issue approximately 38,461,000 shares of our Common Stock. This would result in Dutchess and their assignees or transferees owning a majority of our issued and outstanding common stock. As a result, Dutchess may be able to exert substantial influence over all matters submitted to a vote of the shareholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which our shareholders, may view unfavorably.

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


Item 2. Description of Property

     Our offices are located at 1700 University Drive, Coral Springs, Florida 33071. In June 2006, we signed a new lease agreement consolidating all of our operations under a single lease agreement. We currently lease approximately 4,650 square feet of space at a cost of $6,982 per month inclusive of sales tax but exclusive of common area operating expenses which are estimated to be an additional $2,200 per month. Our base rent will increase on the anniversary date of the lease by the greater of 5% or the increase in the Consumer Price Index. We operate both subsidiaries from the leased premises as well as operate a dental lab.


Item 3. Legal Proceedings

     During the second quarter of 2005 we were sued by another dentist who was previously a Direct Dental member. The suit was filed in Dade County, Florida (Case No. 05-0077-99) and alleges tortuous interference with a business relationship and libel. Management believes that it has meritorious defenses in that this action was brought in response to a lawsuit filed by the company against the same dentist for breach of contract, slander, tortuous interference with a business relationship and injunctive relief (Case No. 04-12109 CA 10). We filed this action when the dentist failed to pay the required fee to remain a member of the Direct Dental network and attempted to create his own network of service providers. Mediation is scheduled in this matter and if we can not resolve this matter to our satisfaction, we intend to proceed with our counterclaim.

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


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2006, covered by this report.



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

                  Year 2004                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.0           $.0
                  Second Quarter             .01           .01
                  Third Quarter              .02           .01
                  Fourth Quarter             .55           .02

                  Year 2005                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.73          $.17
                  Second Quarter             .21           .08
                  Third Quarter              .22           .10
                  Fourth Quarter             .15           .09

                  Year 2006                 High            Low
                  -------------------      ------          -----
                  First Quarter             $.12           $.08
                  Second Quarter             .08            .02
                  Third Quarter              .10            .07
                  Fourth Quarter             .07            .04

                  Year 2007                 High            Low
                  --------------------     ------          -----
                  Through March 15, 2007    $.05           $.04

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

     (b) Holders. As of March 13, 2007 there were 422 shareholders of record of our common stock.

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

                                       Number of securities to   Weighted average
                                       be issued upon exercise  exercise price of    Number of securities
                                       of outstanding options, outstanding options, remaining available for
                 Plan category           warrants and rights   warrants and rights      future issuance
                                                 (a)                   (b)                    (c)
=====================================  ======================= ==================== =======================
Equity compensation plans approved
by security holders (1)(3)                          1,508,000               $0.16              6,792,000

Equity compensation plans no
approved by security holders (2)                          -0-                $-0-                    -0-

Total                                               1,508,000               $0.16              6,792,000

(1) Effective December 30, 2006, we reached agreement with several holders of our outstanding options whereby we cancelled 1.5 million options at exercise prices varying between $.50 and $.60 per share and issued a total of 950,000 options at prices ranging from $.13 to $.15 per share. At the time of the grant of the options, the closing bid price of the Company's common stock was $.10 per share. All of the outstanding options were cancelled, and new options were issued at a lower exercise price.
(2) Includes 1,304,348 warrants which may be exercised at a price of $.092 per share issued to Dutchess Private Equities Fund II, L.P. and 500,000 warrants which may be exercised at a price of $.20 per share issued to Hawk Associates. Both Dutchess options and the Hawk warrants and the underlying shares were registered as part of our SB-2 registration statement filed with the Securities and Exchange Commission on September 9, 2005.
(3) Does not include a total of 1,245,000 performance based options of which 997,500 have been granted to George Green and 247,500 granted to a consultant.

Recent  Sales of Unregistered Securities.

     During  the  year  ended   December  31,  2006  we  issued  the   following
unregistered shares of our Common Stock


Date:          Number of Shares                 Valuation

March 7            62,000                        $62,000
April 25          250,000                         10,000
May 3             250,000                         10,000
June 21           100,000                          1,500
July 8            250,000                          4,250
July 8            250,000                          4,250
July 8            250,000                          4,250
July 8            250,000                          4,250
September 1     2,500,000                         60,000
---------------------------------------------------------
September 1       100,000                          2,400
September 6       250,000                         17,500
---------------------------------------------------------
September 6       250,000                         17,500
---------------------------------------------------------
October 5       1,000,000                         60,000
October 11         50,000                          3,000
October 13      1,000,000                         60,000
November 7        250,000                         17,500

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

Use of Proceeds from sale of Registered Securities

     During the year ended December 31, 2006, we issued approximately 4,554,100 shares of registered securities and received approximately $252,000 in net proceeds. We received approximately $252,000 in net proceeds from the sale of our registered securities pursuant to the Equity Line of Credit and Convertible Debenture we executed with Dutchess. We used these funds for general working capital purposes. We also issued approximately 3,900,000 shares of our Common Stock pursuant to our Equity Compensation Plan which was registered with the Securities and Exchange Commission on Form S-8. The shares were issued to various consultants and employees for services rendered.


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

     In order to finance our operations, growth and expansion to date, on August 17, 2005, we entered into an Investment Agreement with Dutchess Private Equity Fund II, LLP ("Dutchess"). Pursuant to this Agreement, Dutchess will commit to purchase up to $5,000,000 of our Common Stock over the course of 36 months, beginning September 15, 2005, the date our registration statement was declared effective by the SEC. Under the agreement, we may sell to Dutchess on each occasion, either (1) $100,000 in shares of our common stock or (2) 200% of the averaged daily volume (U.S market only) of our Common Stock for the 20 trading days prior to our "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Market Price shall be the lowest closing bid price of our common stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. This Investment Agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

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

     For the year ended December 31, 2006, the Company delivered Put Notices to draw on the equity line of credit. In connection with our Put Notices, the Company issued 2,257,496 shares of our Common Stock and received net proceeds of $173,366. (See note 4 to our financial statements.)

     Because of the significant decline in the price of our common stock since the execution of our Line of Credit with Dutchess, it is unlikely that we will be able to draw down the entire $5,000,000. Through December 31, 2006, we have approximately 33,268,100 registered shares available for issuance under our equity credit line. We have drawn down approximately $498,355 available under the line. As a result, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we may be able to obtain a portion of any additional required working capital through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended. We may also rely on the exemption afforded by Regulation S of the Securities Act of 1933, as amended, and solicit non-U.S. citizens. There is no assurance that we will obtain the additional working capital that we need through the private placement of our Common Stock. Such financing may not be available in sufficient amounts or on terms acceptable to us. We may also seek institutional financings interested in equity participation. There can be no assurance that we will be able to identify these equity financing sources on terms acceptable to the Company.

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

     We are currently in default under the terms and conditions of this Agreement. No notice of Default has been received.

     For the year ended December 31, 2006 we issued 75,000 shares of our Common Stock for settlement of $6,900 of the debenture

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

     We are currently in default under the terms and conditions of this Agreement. (See Footnote 5.)

                             Results of Operations

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues

     For the year ended December 31, 2006 as compared to December 31, 2005 we generated revenue of $2,197,099 as compared to $2,066,944.

Net Income

     We incurred a net loss of $2,013,399 for 2006 as compared to a net loss of $1,440,183 for 2005. The significant increase in our losses is primarily attributable to an increase in our interest expense from $521,523 to $1,419,751, an increase in salaries, related taxes and stock based compensation from $843,204 to $1,086,777 and an increase in consulting fees from $373,215 to $567,678. The significant increase in interest expense is primarily attributable to our increased borrowing costs and repayment obligations as a result of the various financings we have undertaken with Dutchess and to a lesser extent, costs associated with our bank line of credit which was originally undertaken with Bank of America and has since been transferred by Bank of America to Capital Crossing. Many of the additional general and administrative were the result of increased marketing expenses for DDS and consulting and professional fees which we incurred during the fiscal year. We relied upon stock based compensation as a means of compensating many of our consultants and employees.

     Our depreciation expense for the year increased from $39,467 to $67,454.

     Our net loss per share remained unchanged at $.05 per share.

Compensation

     During the year ended December 31, 2006 and 2005, the Company incurred $1,086,777 and $692,099 respectively, for salaries. The increase in salaries relates to adding additional personnel and normal wage increases including additional staff personnel resulting from the acquisition of the assets of Dental Visions.

General and Administrative expenses/amortization and depreciation

     During the year ended December 31, 2006 as compared to 2005, our general and administrative expenses declined from $762,057 to $743,679. Management believes that even though the decline was insignificant, the decline demonstrates that the Company is better utilizing its marketing dollars as it attempts to expand its network of dental providers and secure additional union contracts.

Consulting and Professional Fees

     Consulting fees increased from $373,215 to $567,678 while our professional fees declined from $199,018 to 188,538. The significant increase in consulting fees is due to our reliance on outside third parties who have agreed to provide services to the Company in exchange for the issuance of shares of our common stock.

Liquidity and Capital Resources

     At December 31, 2006, we had cash and accounts receivable totaling $387,700. We had total current assets of $432,263 and our total assets were $671,599. As of December 31, 2005, we had total assets of $1,337,549. Our total current liabilities at December 31, 2006 was $3,567,429. We had a working capital deficit as of December 31, 2006 of $3,135,166. Our working capital deficit is primarily attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $255,759, a note payable in the amount of $704,944 and a derivative liability totaling $725,063. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. (See Footnotes 3,4 and 5 of our financial statements). We are also in default under our lending agreement with Bank of America because we have failed to maintain certain affirmative covenants required under the loan documentation. We did receive notice from Bank of America that we are in default. However, Bank of America following delivery of notice of default, subsequently assigned the obligation to another financial institution. We have not received notice from the assignee regarding the status of the loan. We continue to make the monthly payments as required under the original terms of the loan agreement. Therefore, we have designated the entire amount of this liability, as a short term liability.

     In addition to our bank line, Dr. Green, individually and on behalf of the Company signed a one year balloon promissory note in the amount of $250,000 with Black Forest International LLC, which provides for payment of interest at the rate of 10% per annum with principal and interest due on June 19, 2007. The not is secured by Dr. Green's preferred stock. Should the Company or Dr. Green default on this obligation, there is a risk that voting control of the Company may be transferred. George Green, D.D.S., P.A. on behalf of the Company also signed a promissory note in the amount of $50,000 with Community Bank of Broward. The note provides for equal monthly payments of $1,016.66. As a result of the foregoing, the aggregate outstanding loan obligations is $1,288,386.

     We have also recorded a liability for unearned membership fees totaling $345,491.

     To the extent that revenues are insufficient to support ongoing operations, the Company will have to draw against its equity line of credit. With our stock price currently trading below the conversion price of $.092 per share, it is unlikely that Dutchess would convert any portion of the outstanding obligation at the fixed conversion price. Moreover, we were required to deliver Put notices to Dutchess to satisfy the terms and conditions of the $960,000 promissory note. This obligation is in default. In order to satisfy this obligation, we will be required to draw down our equity line of credit. This will require us to issue additional shares of our common stock which will cause further dilution and likely downward pressure on the price of our common stock. Our Common Stock currently trades at approximately $.04 per share. At this price, we have not registered a sufficient number of registeres shares available under our equity line of credit to satisfy the outstanding obligation. If the price of our Common Stock continues to decline, we will not have registered a sufficient number of shares of common stock to draw against the equity credit line. Should this happen, we would likely be in default under these obligations.

     As stated above, our loan with Bank of America is in default. The loan was established to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. (See Footnote 6 of our financial statements.) The outstanding principal balance of this note as of December 31, 2006 was $991,124.

     We have an accumulated deficit of $3,833,507 and a stockholder' deficit of $2,895,830.

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

     On August 11, 2006, George Green, individually and on behalf of the Company, entered into a Promissory Note in the amount of $50,000 with the Community Bank of Broward. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. At December 31, 2006, the principal amount outstanding on this note amounts to $47,262.

     On October 20, 2006, George Green, individually and on behalf of the Company entered into a Promissory Note in the amount of $250,000 with, Black Forrest International, LLC a non-affiliated third party. The interest rate on this promissory note is 10% per annum calculated by using a 360 day year. The principal balance and all accrued and unpaid interest is due on June 19, 2007. The note is secured by certain assets of the Company.

Subsequent Events:

     On January 24, 2007 the Company issued 2,000,000 shares if its class A Preferred Stock to George Green, our chief executive officer and sole director in exchange for personally guaranteeing certain loans of the Company. Each share of class A Preferred Shares entitle the holder to 15 votes per share on any and all matters brought to a vote of the holders of our common stock.

     In January and February 2007, the Company issued shares of its common stock under various agreements and for services rendered. A complete list of these transactions is set forth in Footnote 12 of our financial statements.

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

     Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been anti-dilutive for the period ended December 31, 2006 and 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


Item 7. Financial Statements

     Our financial statements for the year ended December 31, 2006 have been examined to the extent indicated in their reports by Kramer Weisman and Associates, LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     In December 2006 the Company engaged the services of Kramer Weisman and Associates, LLP as its new certifying accountant.

     Prior to their appointment as auditor, the Company had not used the services of the new auditors nor has the Company consulted with Kramer Weisman and Associates regarding either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was subject of a disagreement.

     Our former auditors, De Meo, Young, McGrath ("DYM") in connection with the audit for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. During their tenure as auditors, there have been no disagreements with DYM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of DYM, would have caused DYM to make a reference to the subject matter of such disagreement in connection with its audited report or interim financial statements for the periods ended September 30, 2006.

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



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) The following table sets forth the names, ages, positions and address of our current directors and executive officers.

Name             Age   Position(s) with Company                    Election Date
---------------  ---   -----------------------------------         -------------
George D. Green   49   Chief Executive Officer, President,         December 2004
                       Secretary and Director(1)

Business Experience

     Dr. George D. Green 48, is Chairman of the Board of Directors, President and Chief Executive Officer of Union Dental Corp. He currently serves as our sole officer and director. He graduated from the University of Miami in 1983. He attended Georgetown University School of Dentistry where he graduated in 1985 with his Doctor of Dental Surgery (DDS) degree. Dr. Green started his general dentistry practice in Florida in 1986 and currently maintains that office. He has been President of the Coral Springs Business Club from 1993-96 and President of the Coral Springs/Parkland Rotary Club from 1996-97. He is the Founder of Union Dental Corp., and has held the management positions of the Company since inception. Dr. Green has been a Dental Network participant since 1992 in General Dentistry, Endodontics and Periodontics. In August 2000, he purchased 50% ownership of DDS and on December 31, 2003, he purchased the remaining 50% of DDS.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2006, 2005 and 2004 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, no compensation was paid to these executive officers during these fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                        Long Term Compensation
------------------ ------- -------------------------------------- ---------------------- ---------- -------------
                              Annual Compensation                           Awards        Payouts
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
                                                   Other          Restricted   Securities LTIP       All Other
Name and                                           Annual         Stock        Underlying Payouts    Compensation
Principal          Year    Salary ($)   Bonus ($)  Compensation   Award(s)     Options/
Position                                           ($)            ($)          SARs
------------------ ------- ------------ ---------- -------------- ----------- ---------- ---------- -------------
George D. Green,   2005    195,000
CEO & President    2004    190,000
                   2004    118,000

Compensation of Directors

     Dr. Green, our sole director, did not receive any compensation solely by virtue of his role as a member of our Board of Directors.

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

     In June 2005 the Board of Directors adopted the 2005 Equity Compensation Plan (the "2005 Plan"). The Plan permits the granting of an aggregate of 5,000,000 Shares. The Plan also permits the granting of either incentive or nonstatutory options. The 2005 Plan was filed with the Securities and Exchange Commission on Form S-8. During the year ended December 31, 2005. There were no incentive or nonstatutory options granted under the Plan.

     In December 2006 the Board of Directors adopted the 2007 Equity Compensation Plan (the "2007 Plan"). The Plan permits the granting of an aggregate of 5,000,000 Shares. The Plan also permits the granting of either incentive or nonstatutory options. The 2007 Plan was filed with the Securities and Exchange Commission on Form S-8 on December 21, 2006. There were no incentive or nonstatutory options granted under the Plan.

Option Grants in Last Fiscal Year to Executive Officers

     The Company did not issue any stock options during 2006. In prior years, the Company has issued the following options.

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

------
* Dr. Green was initially issued 750,000 options at an exercise price of $.60 per share. On December 30, 2005, the Company cancelled these options and issued Dr. Green a total of 500,000 options at an exercise price of $0.15 per share. At the time of the grant, the closing bid price of the Company's common stock was $.10 per share. All options are now fully vested. The Company has issued a total of 1,008,000 options to various employees including Dr. Green.

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

--------------------------
(1) The closing price of the Company's Shares on March 15, 2007 as reported by OTC Bulletin Board was $0.04 per Share.
* The value of the exercisable and unexercisable options shall be determined upon the date of issuance.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 2006 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 15, 2007 there were issued and outstanding 64,493,947 shares of Common Stock and 1,508,000 Shares of Common Stock issuable upon the exercise of presently exercisable stock options and warrants.

                             Common Stock
                                                     Beneficially Owned
                              Title of          ----------------------------
Name and Address               Class            Number            Percent (4)
--------------------------------------------------------------------------------
George D. Green                 Common         24,550,200(1))2)(3)   38.1%
1700 University Drive
Coral Springs, FL  33071

All Executive Officers and
Directors as a Group            Common         24,550,200            38.1%
                                                                (One (1) person)
--------------------------------------------------------------------------------

(1) Includes a total of 75,000 and 50,000 shares which Dr. Green transferred to his children, Jacyln and Joshua. However, Dr. Green has disclaimed beneficial ownership of these transferred shares.
(2) Includes options to purchase 500,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of March 15, 2007.

(3) George D. Green holds 3,000,000 shares of our Series A preferred stock that provides for holders to receive 15 votes on all matters brought to a vote of our shareholders.

(4) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2007. As of March 15, 2007, there were 64,493,947 shares of our common stock issued and outstanding.


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

     On March 20, 2004, UDC, a wholly owned subsidiary of the Company, entered into an employment agreement with Dr. Green, the sole officer of UDC and our chief executive officer, for a term of seven years. The agreement provides for a base salary to Dr. Green of $225,000 in year one, $125,000 in year two, $185,000 in year three, $196,630 in year four, $208,427 in year five, $220,932 in year six and $234,187 in year seven. The agreement also provides for the issuance of options to Dr. Green upon signing, 750,000 options with an exercise price of $0.60 per share, half vested immediately and half vesting after two years, having an exercise life of five years. The agreement also provides for the issuance of options to Dr. Green as well, if certain revenue milestones are reached: If we achieve gross revenues of $3,000,000 in any calendar year, Dr. Green will be issued 332,500 options with an exercise price at the market price of the underlying common stock at issue date. Additional options pursuant to the same terms and conditions will be issued if the Company achieves $4,000,000 and again at $5,000,000 in gross revenue for any calendar year.

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

     In August 2006. Dr. Green on behalf of the Company, personally guaranteed a promissory note in the amount of $50,000. Also, in October 2006, Dr. Green personally guaranteed a promissory note in the amount of $250,000. In consideration for these personal guarantees, Dr. Green was issued three million shares of our Common Stock.


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

16.2      Letter of Consent from DeMeo, Young, McGrath, dated March 28, 2007

17.1      Letter of Resignation of Dr. Melvyn Greenstein (4)

17.2      Letter of Resignation of Roger E. Pawson (4)

31 * Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32 * Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------
(1) Filed as Exhibits 2.1, 2.2, 2.3 to the Company's Form 10-SB filed with the Securities and Exchange Commission on July 14, 1999, and incorporated by Reference herein.
(2) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2003, and incorporated by reference herein.
(3) Filed as Exhibits 16.1 and 16.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2004.
(4) Filed as Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.
(5) Filed as Exhibits to the Company's Form 8-K/A filed with the Securities and Exchange Commission on February 4, 2005.
(6)  Filed as an exhibit to the Company's Form 8-k filed August 22, 2005.
(7)  Filed as an exhibit to the Company's Form 8-k filed December 27, 2006
*    Included herein

     (b) Reports on Form 8-k. During the last quarter of the fiscal year ended December 31, 2006, no reports we filed on Form 8-k with the Securities and Exchange Commission.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     AUDIT FEES. The aggregate fees billed for professional services rendered was $50,677 and $27,831 for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

     ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2006 and 2005.

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.


                                   SIGNATURES


     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: March 29, 2007

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


Signature                                Title                      Date


/s/ GEORGE D. GREEN               CEO, President & Director      March 29, 2007
-------------------
GEORGE D. GREEN

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









                                    CONTENTS


Report of Independent Registered Public Accounting Firm.....................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet..............................................F-3

    Consolidated Statements of Operations...................................F-4

    Consolidated Statements of Stockholders' Deficit........................F-5

    Consolidated Statements of Cash Flows...................................F-7

Notes to Consolidated Financial Statements..................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Union Dental Holdings, Inc. and Subsidiaries
Coral Springs, Florida

     We have audited the accompanying consolidated balance sheet of Union Dental Holdings, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Union Dental Holdings, Inc. and Subsidiaries as of December 31, 2005 were audited by other auditors whose report dated March 31, 2006, expressed an unqualified opinion, with an explanatory paragraph relating to the assumption the Company will continue as a going concern, on those statements.

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

     In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Dental Holdings, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has net losses of $2,013,399 for the year ended December 31, 2006, had a working capital deficiency of $3,135,166 and a shareholders' deficit of $ 2,895,830 at December 31, 2006 and for the year ended December 31, 2006, used cash in operations of $271,329. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
March 20, 2007

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2006

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                          $               117,556
  Accounts receivable, less allowance for doubtful accounts of $109,600                         270,144
  Inventory of supplies                                                                          39,730
  Prepaid expenses and other current assets                                                       4,833
                                                                                -----------------------
Total current assets                                                                            432,263

Property and equipment, net                                                                     230,971
Debt issuance costs, net                                                                          6,685
Other assets                                                                                      1,680
                                                                                -----------------------
Total Assets                                                                    $               671,599
                                                                                =======================
                                LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Note payable, net                                                            $               704,944
   Convertible debenture payable, net                                                           255,759
   Notes payable                                                                              1,288,386
   Accounts payable                                                                              81,363
   Accrued expenses                                                                             163,423
   Due to related parties                                                                         3,000
   Unearned membership fees                                                                     345,491
   Derivates liability                                                                          725,063
                                                                                -----------------------
Total current liabilities                                                                     3,567,429
                                                                                -----------------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    1,000,000 shares issued and outstanding)                                                        100
  Common stock ($.0001  Par value; 300,000,000 share authorized;
   48,837,422 shares issued and outstanding)                                                      4,884
  Additional paid-in capital                                                                  2,503,654
  Accumulated deficit                                                                        (3,833,507)
  Shareholder transactions                                                                   (1,489,711)
  Less: Deferred compensation                                                                   (81,250)
                                                                                -----------------------
Total shareholders' deficit                                                                  (2,895,830)
                                                                                -----------------------
Total liabilities and shareholders' deficit                                     $               671,599
                                                                                =======================

          See accompanying notes to consolidated financial statements.

                           UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Year Ended December 31,
                                                                    -----------------------------------------
                                                                            2006                  2005
                                                                    -------------------  --------------------
Revenues, net                                                       $         2,197,099  $          2,066,944
                                                                    -------------------  --------------------
Operating expenses:
   Cost of services performed                                                   447,090               488,187
Salaries and related taxes and stock-based compensation                       1,086,777               843,204
Depreciation and amortization                                                    67,454                39,467
Professional fees                                                               186,538               199,018
Consulting fees                                                                 567,678               373,215
Other general and administrative                                                743,679               762,057
                                                                    -------------------  --------------------
                                                                              3,099,216             2,705,148
                                                                    -------------------  --------------------
Loss from operations                                                           (902,117)             (638,204)
                                                                    -------------------  --------------------
Other income (expense):
   Amortization of debt issuance costs                                         (129,028)               (6,725)
   Gain (loss) from valuation of derivatives liability                          437,497              (273,731)
Interest expense                                                             (1,419,751)             (521,523)
                                                                    -------------------  --------------------
     Total other income (expense)                                            (1,111,282)             (801,979)
                                                                    -------------------  --------------------
Loss before provision for income taxes                                       (2,013,399)           (1,440,183)
Income tax expense                                                                    -                     -
                                                                    -------------------  --------------------
Net loss                                                            $        (2,013,399) $         (1,440,183)
                                                                    ===================  ====================
Net loss per common share:
   Net loss per common share - basic and diluted                    $             (0.05) $              (0.05)
                                                                    ===================  ====================

   Weighted average common shares outstanding - basic
                                                                             40,056,555            29,702,912
                                                                    ===================  ====================
   Weighted average common shares outstanding - diluted
                                                                             40,056,555            29,702,912
                                                                    ===================  ====================

          See accompanying notes to consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
             STATEMENTS OF CHANGES IN SHAREHOLDER' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005



                                                      Preferred Stock           Common Stock
                                                     $.0001 Par Value         $.0001 Par Value
                                                -----------------------------------------------
                                                         Number of                Number of      Paid-in
                                                   Shares      Amount     Shares      Amount     Capital
                                                ----------------------------------------------------------

Balance - December 31, 2004                       1,000,000        100   28,519,939    2,852      519,067

Common stock in connection with note payable              -          -    1,500,000      150      134,850
Common stock issued for acquisition of assets             -          -      733,901       74      113,681
Common stock issued for debenture conversion              -          -      590,000       59       54,221
Common stock issued for interest                          -          -       53,817        5        4,947
Common stock issued for services                          -          -    2,158,646      216      238,237
Warrant value related to debenture payable                -          -            -        -      124,138
Common stock issued in private placement                  -          -      120,000       12       59,988
Grant of stock options                                    -          -            -        -       59,878
Repayment of shareholder loan                             -          -            -        -            -
Net loss for the year                                     -          -            -        -            -
                                                ----------------------------------------------------------
Balance - December 31, 2005                       1,000,000  $     100   33,676,303   $3,368    $1,309,007

Sale of common stock in connection with
   equity line of credit                                  -          -     2,257,49      226       173,140
Common stock issued pursuant to debenture
   conversion                                             -          -    1,002,205      100        60,640
Common stock issued for interest                          -          -    1,289,418      129        39,751
Common stock issued for services                          -          -   10,612,000    1,061       669,083
Derivative liabilty reclassified to equity                -          -            -        -       252,033
Amortization of deferred compensation                     -          -            -        -             -
Net loss for the year                                     -          -            -        -             -
                                                ----------------------------------------------------------

Balance - December 31, 2006                       1,000,000        100   48,837,422    4,884     2,503,654
                                                ==========================================================

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
             STATEMENTS OF CHANGES IN SHAREHOLDER' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004
                                  (Continued)

   Additional                                               Total
   Accumulated       Shareholder       Deferred           Stockholders'
   Deficit         Transactions      Compensation     Equity (Deficit)
-------------------------------------------------------------------------

       (379,925)        (1,539,129)              -          (1,397,035)
              -                  -               -             135,000
              -                  -               -             113,755
              -                  -               -              54,280
              -                  -               -               4,952
              -                  -               -             238,453
              -                  -               -             124,138
              -                  -               -              60,000
                                 -         (14,970)             44,908
              -             49,418               -              49,418
     (1,440,183)                 -               -          (1,440,183)
-------------------------------------------------------------------------
    $(1,820,108)     $  (1,489,711)     $  (14,970)   $     (2,012,314)


              -                  -               -             173,366

              -                  -               -              60,740
              -                  -               -              39,880
              -                  -        (150,000)            520,144
              -                  -               -             252,033
              -                  -          83,720              83,720
     (2,013,399)                 -               -          (2,013,399)
-------------------------------------------------------------------------

    $  (3,833,507)   $   (1,489,711)    $  (81,250)   $     (2,895,830)
=========================================================================




          See accompanying notes to consolidated financial statements.
                                      F-6

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Year Ended December 31,
                                                                    -----------------------------------------
                                                                            2006                  2005
                                                                    -------------------  --------------------
Cash Flows From Operating Activities:
Net loss                                                            $        (2,013,399) $         (1,440,183)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                                    67,454                39,467
Stock-based compensation and consulting                                         603,864               283,361
Common stock issued for interest                                                 39,880                 4,952
 Provision for bad debts                                                              -                62,500
Amortization of debt issuance costs                                             119,590                 6,725
Amortization of discount of debenture and note payable                        1,155,610               401,927
Gain (loss) from valuation of derivatives                                      (437,497)              273,731

Changes in assets and liabilities:
Accounts receivable                                                              40,689               (56,256)
Inventory of supplies                                                           (10,845)               (4,830)
Prepaid expenses and other current assets                                          (187)               (1,137)
Other assets                                                                     14,033                (5,200)
Accounts payable                                                                 61,477               (36,857)
Accrued expenses                                                                 88,882                65,380
Due to related parties                                                            3,000              (110,839)
Income taxes                                                                          -                     -
Customer deposits                                                               (35,997)                5,195
Unearned membership fees                                                         32,117               (12,952)
                                                                    -------------------   -------------------
Net cash used in operating activities                                           (271,329)            (525,016)
                                                                    -------------------   -------------------
Cash Flows From Investing Activities:
Purchase of property and equipment                                               (4,500)             (170,161)
                                                                    -------------------   -------------------
Net cash used in investing activities                                            (4,500)             (170,161)
                                                                    -------------------   -------------------
Cash Flows From Financing Activities:
Net proceeds from sales of common stock                                         173,366                60,000
Repayment of other stockholder transactions                                           -                49,418
Payments on loan from officer/shareholder                                             -                     -
Proceeds from short-term debt                                                   250,000               800,000
Payment on short term debt                                                            -               (50,581)
Proceeds from long-term debt                                                          -                     -
Payments on line of credit                                                            -                     -
Proceeds from debenture payable                                                       -               600,000
Payments on debenture payable                                                  (116,972)             (115,682)
Payment of placement fees                                                             -              (133,000)
Payments on convertible note payable                                           (240,000)                    -
Payments on notes payable                                                      (230,281)                    -
                                                                    -------------------   -------------------
Net cash provided by (used in) financing activities                            (163,887)            1,210,155
                                                                    -------------------   -------------------
Net increase (decrease) in cash                                                (439,716)              514,978

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                          For the Year Ended December 31,
                                                                    -----------------------------------------
                                                                            2006                  2005
                                                                    -------------------  --------------------

Cash - beginning of year                                                        557,272                42,294
                                                                    -------------------   -------------------

Cash - end of period                                                $           117,556   $           557,272
                                                                    ===================   ===================

Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                          $            55,868   $           114,644
                                                                    ===================   ===================
Cash payments for income taxes                                      $                 -   $                 -
                                                                    ===================   ===================

Non-cash investing and financing activities:
Issuance of common stock for debt and accrued interest              $            63,027   $            54,280
                                                                    ===================   ===================
Stockholder loan offset in stockholder transactions                 $                 -   $            61,120
                                                                    ===================   ===================
Reclassification of derivative liability to equity                  $           252,033   $                 -
                                                                    ===================   ===================
Issuance of common stock to acquire assets                          $                 -   $           113,755
                                                                    ===================   ===================
Common stock issued in connection with promissory note              $                 -   $           135,000
                                                                    ===================   ===================
Warrants granted in connection with discount of debenture           $                 -   $           124,138
                                                                    ===================   ===================
Derivatives liability reflected as discount to debenture
  and note payable                                                  $                 -   $         1,140,862
                                                                    ===================   ===================

          See accompanying notes to consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $109,600.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2006.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at December 31, 2006 include the following:

     Convertible debentures           7,307,391
     Derivatives options             17,253,829
     Options                          1,508,000
     Warrants                         1,304,348
                                   -------------
                                     27,373,568
                                   =============

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the period ended December 31, 2006, the Company did not grant any stock options.

The following table sets forth the computation of basic and diluted income per share for the year ended December 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                      2005
                                                                ===============
     Net (loss) income, as reported                             $    (1,440,183)
     Less:  stock-based employee compensation expense
     determined under fair value based method, net of related
     tax effect                                                         (97,686)

     Pro forma net (loss) income                                $    (1,537,869)

     Basic and diluted net (loss) income per common share:
              As reported                                       $         (0.05)
              Pro forma                                         $         (0.05)

The option grants are estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as of December 31, 2005: expected volatility of 307%; risk free interest rate of 3.75%; expected life of 5 years and annual dividend rate of 0%.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2006, the Company had approximately $137,000 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2006.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

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


NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consist of the following:

                                     Useful Life
                                     -----------
      Computer equipment              5 Years        $         8,680
      Office equipment                5 years                424,747
      Office furniture and fixtures   7 Years                 62,128
      Leasehold improvements          10 Years                30,593
                                                     ---------------
                                                             526,148
      Less accumulated depreciation                         (295,177)
                                                     ---------------
                                                     $       230,971
                                                     ===============

For the years ended December 31, 2006 and 2005, depreciation expense amounted to $67,454 and $39,467, respectively.

In May 2005, the Company acquired certain office equipment from Dental Visions, Inc., (DVI), in exchange for 733,901 shares of common stock valued at $113,755 and payment of DVI debt in the amount of $169,486, for a total valuation of $283,241.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

      Payment for Month 1
             (due within three (3) days of the Issuance Date)     $4,951
      Payments for Months 2 and 3, respectively                   $4,951
      Payment for Month 4 and each month thereafter              $62,716

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At December 31, 2006, the Company revalued this derivative liability. For the year ended December 31, 2006, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $106,398 and reclassified $113,578 of the derivative liability to paid-in capital due to the payment or conversion of the debenture. For the year ended December 31, 2006, amortization of the discount on debenture amounted to $223,548. Additionally, during the year ended December 31, 2006, the Company issued 75,000 shares of its common stock for settlement of $6,900 of the debenture.

The convertible debenture liability is as follows at December 31, 2006:

Convertible debentures payable                   $       255,759
Less: unamortized discount on debentures                    -
                                                 ---------------
Convertible debentures, net                      $       255,759
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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

For the year ended December 31, 2006, the Company delivered Put Notices to draw on the equity line of credit. In connection with these puts, the Company issued 2,257,496 shares of common stock for net proceeds of $173,366.


NOTE 5 - NOTE PAYABLE, NET

On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess Private Equities Fund, LP (the "Investor"), in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. There is no stated interest rate on the Note and interest has been imputed at a rate of 32% per annum. Payments are to be made by the Company from each Put from the Company's Equity Credit Line (see note 4) with the Investor. The Company is obligated to pay the Investor the greater of
a) 50% of each Put to the Investor or b) $80,000 until the face Amount minus any fees have been paid. The first payment was due on February 15, 2006 and all subsequent payments will be made at the Closing of every Put to the Investor thereafter. The Put Amount will be the maximum amount allowed under the Investment Agreement with the Investor. The Company has not received any written notice of default in connection with this note.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 5 - NOTE PAYABLE, NET (continued)

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

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the year ended December 31, 2006, the Company revalued this derivative liability. For the year ended December 31, 2006, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $331,100 and reclassified $138,455 of the derivative liability to paid-in capital due to the payment of the debenture. For the year ended December 31, 2006, amortization of the discount on the note amounted to $932,062.

The note payable is as follows at December 31, 2006:

         Note payable                           $       707,407
         Less: unamortized discount on note             (2,463)
                                                --------------
         Note payable, net                      $       704,944
                                                ===============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 6 - NOTES PAYABLE

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at September 30, 2006) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of December 31, 2006, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At December 31, 2006, the principal amount outstanding on this note amounts to $991,124.

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. This note is personally guaranteed by the Company's CEO. At December 31, 2006, the principal amount outstanding on this note amounts to $47,262.

On October 20, 2006, the Company entered into a Promissory Note in the amount of $250,000 with a third party. The interest rate on this promissory note is 10% per annum calculated by using a 360 day year. The principal balance and all accrued and unpaid interest is due on June 19, 2007. This note is personally guaranteed by the Company's CEO. The note is secured by certain assets of the Company.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 8 -  SHAREHOLDERS' DEFICIT

Common Stock

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 8 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

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

On August 31, 2006, in connection with a three month consulting agreement, the Company issued 2,500,000 restricted shares of common stock for investor relation services. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $175,000. In connection with issuance of these shares, the Company recorded consulting expense of $175,000. If at the close of business on August 31, 2007, the fair value of these shares is less than $60,000, the Company shall issue to the consultant additional shares of our common stock (valued at the bid price at the close of business on August 31, 2007) to make up the difference.

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

During October 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance and accrued interest on its notes payable of $18,100 and $3,102, respectively for which the Company issued 343,500 shares of its common stock to Dutchess. Additionally, the Company issued 191,205 shares of common stock to Dutchess as payment for a $10,000 penalty related to the Investment Agreement.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 8 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

On October 5, 2006, the Company issued 2,000,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.06 per share or $120,000. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $120,000.

On October 11, 2006, the Company issued 50,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.06 per share or $3,000. In connection with issuance of these shares, the Company recorded consulting fees of $3,000.

On October 20, 2006, in connection with a three month consulting agreement, the Company issued 1,000,000 restricted shares of common stock for investor relation services. The Company valued these common shares at the fair market value on the date of grant at $.075 per share or $75,000. In connection with issuance of these shares, the Company recorded consulting fees of $50,000 and deferred consulting expense of $25,000 to be amortized over the service period.

On October 20, 2006, in connection with a 240-day consulting agreement, the Company issued 1,000,000 restricted shares of common stock for advisory and business development services. The Company valued these common shares at the fair market value on the date of grant at $.075 per share or $75,000. In connection with the issuance of these shares, the Company recorded consulting fees of $18,750 and deferred consulting expense of $56,250 to be amortized over the service period. Additionally, in connection with this agreement, the Company shall issue to the consultant 500,000 shares of common on the 100th day subsequent to the execution of this agreement and 500,000 common shares on the 200th day subsequent to the execution of this agreement.

On November 21, 2006, the Company issued 831,180 shares of common stock for services rendered to an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $41,559. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $41,559.

During November 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance and accrued interest on its notes payable of $15,199 and $3,039, respectively for which the Company issued 298,000 shares of its common stock to Dutchess.

During December 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance and accrued interest on its notes payable of $3,667 and $733, respectively for which the Company issued 94,500 shares of its common stock to Dutchess.

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

On August 17, 2005, the Company granted options to purchase 500,000 shares of common stock to a consultant for investor relations serviced rendered. The options expire on August 16, 2008 and are exercisable at $0.20 per share. These options were valued using the Black-Scholes pricing method at a fair value of $0.12 per option. Accordingly, the Company recorded stock-based consulting expense of $59,878.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 8 -  SHAREHOLDERS' DEFICIT (continued)

Stock Options (continued)

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

A summary of the stock options as of December 31, 2006 and 2005 and changes during the periods is presented below:

                                                Year Ended December 31, 2006            Year Ended December 31, 2005
                                                ----------------------------            ----------------------------
                                                               Weighted Average     Number of      Weighted Average
                                          Number of Options     Exercise Price       Options        Exercise Price
                                          ----------------- -- ---------------- --------------- -- ----------------
   Balance at beginning of year                 1,508,000   $             0.16      1,533,000   $             0.54
   Granted                                               -                   -      1,475,000                 0.17
   Exercised                                             -                   -               -                   -
   Forfeited                                             -                   -     (1,500,000)                0.55
                                          ----------------- -- ---------------- --------------- -- ----------------
   Balance at end of year                       1,508,000   $             0.16      1,508,000   $             0.16
                                          ================= == ================ =============== == ================
   Options exercisable at end of year           1,508,000   $             0.16      1,508,000   $             0.16
                                          ================= == ================ =============== == ================
   Weighted average fair value of
   options granted during the year                          $                -                  $             0.17

The following information applies to options outstanding at December 31, 2006:

                           Options Outstanding                                  Options Exercisable
---------------------------------------------------------------    ----------------------------------
                                    Weighted
                 Number             Average        Weighted            Number            Weighted
   Range of    Outstanding at      Remaining       Average         Exercisable at         Average
   Exercise      December 31,      Contractual      Exercise         December 31,         Exercise
     Price           2006          Life (Years)      Price               2006               Price
  ------------  ----------------  ---------------  ------------    -----------------     ------------
$   0.13-0.15           950,000        4.00       $       0.14              950,000   $         0.14
$  0.20-.0.25           525,000        1.75       $       0.21              525,000   $         0.21
$        0.50            33,000        3.00       $       0.50               33,000   $         0.50
                ----------------                   ------------    -----------------     ------------
                      1,508,000                   $       0.16            1,508,000   $         0.16
                ================                   ============    =================     ============

Common Stock Warrants

In November and December 2005, in connection with a debenture payable, the Company granted 1,304,348 warrants to purchase 1,304,348 shares of common stock at $0.092 per share. The warrants expire on the three-year anniversary of the date of issuance.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 - INCOME TAXES

The Company was taxed as an S-Corporation until December 31, 2004, when the Company changed its form of ownership to a C corporation. As of December 31, 2006, the Company had approximately $549,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which begin expiring in 2026, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2006 and 2005:

                                                                Year Ended          Year Ended
                                                             December 31, 2006   December 31, 2005
                                                             -----------------  -------------------
Tax benefit computed at "expected" statutory rate           $         (684,556) $          (489,662)
State income taxes, net of benefit                                     (72,482)             (51,847)
Other permanent differences                                            661,562              259,378
Increase in valuation allowance                                         95,476              282,131
                                                             -----------------  -------------------
Net income tax benefit                                      $                -  $                 -
                                                             =================  ===================

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                         December 31, 2006   December 31, 2005
 Deferred tax assets:
     Net operating loss carryforward     $         206,492   $         122,002
     Depreciation                                        -               5,640
     Allowance for doubtful accounts                41,210              23,500
     Unearned membership fees                      129,905             117,829
     Customer deposits                                   -              13,160
                                         -----------------   -----------------
          Total deferred tax asset                 377,607             282,131

           Less: Valuation allowance              (377,607)           (282,131)
                                         -----------------   -----------------
                                                         -                   -
                                         =================   =================

The valuation allowance at December 31, 2006 was $377,607. The increase during 2006 was approximately $95,476.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 10 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,833,507 and a working capital deficit of $3,135,166 at December 31, 2006, net losses for the year ended December 31, 2006 of $2,013,399 and cash used in operations during the year ended December 31, 2006 of $271,329. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has notes payable to a bank and a third party. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


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

       Year Ended December 31,
                   2007                                      37,600
                   2008                                      26,100
                   2009                                      26,100
                   2010                                      10,875
                                                         ----------
         Total minimum lease payments                    $  100,675
                                                         ==========

Rent expense for the years ended December 31, 2006 and 2005 was $99,774 and $95,820, respectively.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Litigations

During the second quarter of 2005, the Company was sued by another dentist who was previously a Direct Dental member. The suit was filed in Dade County, Florida (Case No. 05-0077-99) and alleges tortuous interference with a business relationship and libel. Management believes that it has meritorious defenses in that this action was brought in response to a lawsuit filed by the company against the same dentist for breach of contract, slander, tortuous interference with a business relationship and injunctive relief (Case No. 04-12109 CA 10). The Company filed this action when the dentist failed to pay the required fee to remain a member of the Direct Dental network and attempted to create his own network of service providers.

The Company have been sued in the Court of Common Pleas in Lebanon County, Pennsylvania individually and on behalf of a class (Jaromir Kovarik and Daria Kovarikova vs Union Dental Corp. and George Greeen. The complaint alleges violation of 47 U.S.C. Section 227(b)(1)(c) and related sections in connection with the distribution of an unsolicited facsmile transmissions. The suit seeks class action certifications. The lawsuit was previously filed and was dismissed by the Court. The Company believes that it has meritorious defenses to the action.


NOTE 12 - SUBSEQUENT EVENTS

On January 4, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.044 per share or $11,000. In connection with issuance of these shares, the Company recorded consulting fees of $11,000 for business development services performed.

On January 5, 2007, the Company issued an aggregate 312,700 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $14,072. In connection with issuance of these shares, the Company recorded professional fees of $14,072 for professional services performed.

On January 5, 2007, the Company issued 400,000 shares of common stock for services rendered to three employees of the Company. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $18,000. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $18,000.

On January 12, 2007, the Company issued 300,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $13,500. In connection with issuance of these shares, the Company recorded consulting fees of $13,500 for business development services performed.

On January 24, 2007, the Company issued an aggregate 1,750,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $78,750. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $78,750.

On January 24, 2007, the Company issued 500,000 restricted shares of common stock for advisory and business development services in connection with a 240-day consulting agreement entered on October 20, 2006. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $22,500. In connection with the issuance of these shares, the Company recorded deferred consulting expense of $22,500 to be amortized over the service period.

On January 24, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $11,250. In connection with

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12 - SUBSEQUENT EVENTS (continued)

issuance of these shares, the Company recorded consulting fees of $11,250 for business development services performed.

On January 24, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $11,250. In connection with issuance of these shares, the Company recorded consulting fees of $11,250 for business development services performed.

On January 24, 2007, the Company issued 2,000,000 shares of class A Preferred Stock to a director/officer, in exchange for personally guaranteeing the loans of the Company. Each share of Class A Preferred shall have 15 votes per share. The Preferred shareholder is entitled to vote on any and all matters brought to a vote of shareholders of Common Stock.

On February 1, 2007, the Company issued 92,850 shares of common stock for accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $.044 per share or $4,086. In connection with issuance of these shares, the Company recorded professional fees of $4,086 for professional services performed.

On February 6, 2007, the Company issued 200,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $9,000. In connection with issuance of these shares, the Company recorded professional fees of $9,000 for professional services performed.

On February 16, 2007, the Company issued an aggregate 4,000,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.042 per share or $168,000. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $168,000.

During February 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance and accrued interest on its notes payable of $44,481 for which the Company issued 1,147,000 shares of its common stock to Dutchess.