Form 10QSB
period 2007-03-31
UNION DENTAL HOLDINGS, INC.
filed 2007-05-15
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________


Commission File Number: 000-26703

                           UNION DENTAL HOLDINGS, INC.
           -----------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

            Florida                                         65-0710392
--------------------------------                -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                        1700 University Drive, Suite 200
                          Coral Springs, Florida 33071
           -----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (954) 575-2252
           -----------------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
           -----------------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,793,372 shares at April 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                           UNION DENTAL HOLDINGS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2007


                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

   Consolidated Balance Sheet (Unaudited)
        As of March 31, 2007...................................................3
   Consolidated Statements of Operations (Unaudited)
        For the Three Months Ended March 31, 2007 and 2006.....................4
   Consolidated Statements of Cash Flows (Unaudited)
        For the Three Months Ended March 31, 2007 and 2006.....................5

   Notes to Unaudited Consolidated Financial Statements........................6

Item 2 - Management's Discussion and Analysis or Plan of Operation............23

Item 3 - Controls and Procedures..............................................33

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................33

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........34

Item 3 - Defaults Upon Senior Securities......................................34

Item 4 - Submission of Matters to a Vote of Security Holders..................35

Item 5 - Other Information....................................................35

Item 6 - Exhibits.............................................................35

Signatures....................................................................35

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)
                ASSETS
CURRENT ASSETS:
  Cash                                                                          $          93,990
  Accounts receivable, less allowance for doubtful accounts of $109,600                   355,004
  Inventory of supplies                                                                    39,730
  Prepaid expenses and other current assets                                                 5,209
                                                                                -----------------
Total current assets                                                                      493,933

Property and equipment, net                                                               214,069
Debt issuance costs, net                                                                        -
Other assets                                                                                1,680
                                                                                -----------------
Total Assets                                                                    $         709,682
                                                                                =================

              LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Convertible notes payable                                                    $         717,448
   Convertible debenture payable, net                                                     262,214
   Notes payable                                                                          967,067
   Loan payable - related party                                                           270,000
   Accounts payable                                                                        67,082
   Accrued expenses                                                                        67,201
   Unearned membership fees                                                               418,406
   Derivates liability                                                                    892,829
                                                                                -----------------
Total current liabilities                                                               3,662,247
                                                                                -----------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    3,000,000 shares issued and outstanding)                                                  300
  Common stock ($.0001  Par value; 300,000,000 share authorized;
   59,443,272 shares issued and outstanding)                                                5,944
  Additional paid-in capital                                                            2,987,825
  Accumulated deficit                                                                  (4,415,298)
  Shareholder transactions                                                             (1,489,711)
  Less: Deferred compensation                                                             (41,625)
                                                                                -----------------
Total shareholders' deficit                                                            (2,952,565)
                                                                                -----------------

Total liabilities and shareholders' deficit                                     $         709,682
                                                                                =================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Three Months Ended March 31,
                                                                                ----------------------------------------
                                                                                         2007                2006
                                                                                -------------------   ------------------
                                                                                     (Unaudited)         (Unaudited)

Revenues, net                                                                   $           632,637   $          563,059
                                                                                -------------------   ------------------
Operating expenses:
   Cost of services performed                                                                85,166              136,021
Salaries and related taxes and stock-based compensation                                     459,178              223,324
Depreciation and amortization                                                                16,902               16,902
Professional fees                                                                            46,457               42,617
Consulting fees                                                                             171,425              116,767
Other general and administrative                                                            189,588              195,493
                                                                                -------------------   ------------------
Total operating expenses                                                                    968,716              731,124
                                                                                -------------------   ------------------

Loss from operations                                                                       (336,079)            (168,065)
                                                                                -------------------   ------------------
Other income (expense):
   Amortization of debt issuance costs                                                       (6,685)             (55,150)
   Gain (loss) from valuation of derivatives liability                                     (203,611)             597,111
Interest expense                                                                            (35,416)            (411,639)
                                                                                -------------------   ------------------
     Total other income (expense)                                                          (245,712)             130,322
                                                                                -------------------   ------------------

Loss before provision for income taxes                                                     (581,791)             (37,743)
Income tax expense                                                                                -                    -
                                                                                -------------------   ------------------
Net loss                                                                        $          (581,791)  $          (37,743)
                                                                                ===================   ==================

Net loss per common share:
   Net loss per common share - basic and diluted                                $             (0.01)  $                -
                                                                                ===================   ==================

   Weighted average common shares outstanding - basic                                    54,804,613           34,843,335
                                                                                ===================   ==================
   Weighted average common shares outstanding - diluted                                  54,804,613           34,843,335
                                                                                ===================   ==================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Three Months Ended March 31,
                                                                                ----------------------------------------
                                                                                         2007                2006
                                                                                -------------------   ------------------
                                                                                     (Unaudited)         (Unaudited)

Cash Flows From Operating Activities:
Net loss                                                                        $          (581,791)  $          (37,743)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                                              16,902               16,902
  Stock-based compensation and consulting                                                   353,925               59,930
  Amortization of debt issuance costs                                                         6,685               55,150
  Amortization of discount of debenture and note payable                                      2,463              336,651
  Gain (loss) from valuation of derivatives                                                 203,611             (597,111)
Changes in assets and liabilities:
  Accounts receivable                                                                       (84,860)              18,559
  Inventory of supplies                                                                           -               (1,013)
  Prepaid expenses and other current assets                                                    (376)                   -
  Other assets                                                                                    -                  500
  Accounts payable                                                                           (6,504)              10,788
  Accrued expenses                                                                          (16,778)              (3,356)
  Accrued interest included in note payable                                                   6,455                    -
  Due to related parties                                                                     (3,000)                   -
  Customer deposits                                                                               -               (9,271)
  Unearned membership fees                                                                   72,915              (19,529)
                                                                                -------------------   ------------------
Net cash used in operating activities                                                       (30,353)            (169,543)
                                                                                -------------------   ------------------
Cash Flows From Financing Activities:
  Net proceeds from sales of common stock                                                    35,025              157,005
  Proceeds from note payable                                                                 35,025                    -
  Proceeds from loan payable - related party                                                270,000                    -
  Payments on debenture payable                                                                   -              (67,157)
  Payments on convertible note payable                                                            -             (160,000)
  Payments on notes payable                                                                (333,263)             (69,200)
                                                                                -------------------   ------------------
Net cash provided by (used in) financing activities                                           6,787             (139,352)
                                                                                -------------------   ------------------
Net increase (decrease) in cash                                                             (23,566)            (308,895)

Cash - beginning of year                                                                    117,556              557,272
                                                                                -------------------   ------------------
Cash - end of period                                                            $            93,990   $          248,377
                                                                                ===================   ==================

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                                    $            17,024   $           55,868
                                                                                ===================   ==================
  Cash payments for income taxes                                                $                 -   $                -
                                                                                ===================   ==================
Non-cash investing and financing activities:
  Issuance of common stock for debt and accrued interest                        $            24,983   $            6,900
                                                                                ===================   ==================
  Reclassification of derivative liability to equity                            $            35,845   $          126,101
                                                                                ===================   ==================
  Common stock issued in connection with accrued services                       $            75,278   $                -
                                                                                ===================   ==================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto and other pertinent information contained in Form 10- KSB of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, valuation of derivative liabilities, and the useful life of property and equipment.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $109,600.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended March 31, 2007.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at March 31, 2007 include the following:

Convertible debentures                    8,458,528
Derivatives options                      42,651,438
Options                                   1,508,000
Warrants                                  1,304,348
                                    ---------------
                                         53,922,314
                                    ===============

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

DDS selects certain dentists in selected geographical areas to represent the Company. The dentist enters into an exclusive agreement with DDS for an annual management services fee, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Revenues from membership fees are recognized over the term of the contract. Unearned membership fees at March 31, 2007 amounted to $418,406 and will be recognized as revenues over their respective term of contract.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the three months ended March 31, 2007, the Company did not grant any stock options.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. During the three-month period ended March 31, 2007, the Company has not reached bank balances exceeding the FDIC insurance limit. The Company has not experienced any losses in such accounts through March 31, 2007.

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

Common stock purchase warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue ("EITF") issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net- cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consist of the following:

                                     Useful Life
                                   --------------
Computer equipment                     5 Years          $        8,680
Office equipment                       5 years                 424,747
Office furniture and fixtures          7 Years                  62,128
Leasehold improvements                10 Years                  30,593
                                                        --------------
                                                               526,148
Less accumulated depreciation                                 (312,079)
                                                        --------------
                                                        $      214,069
                                                        ==============

For the three months ended March 31, 2007 and 2006, depreciation expense amounted to $16,902 and $16,902, respectively.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

In order to secure its obligations under the secured convertible debenture and related documents, the Company has granted the debenture holder a security interest in all of its assets and property.

In accordance with Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities', ("FASB 133"), the Company determined that the conversion feature of the Debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the Debentures, the debt does not meet the definition of "conventional convertible debt" because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At March 31, 2007, the Company revalued this derivative liability. For the three months ended March 31, 2007, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $198,142. For the three months ended March 31, 2007 and 2006, amortization of the discount on debenture amounted to $0 and $74,516. Additionally, during the year ended December 31, 2006, the Company issued 75,000 shares of its common stock for settlement of $6,900 of the debenture.

The convertible debenture liability is as follows at March 31, 2007:

Convertible debentures payable                     $           262,214
Less: unamortized discount on debentures                             -
                                                   -------------------
Convertible debentures, net                        $           262,214
                                                   ===================


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 4 - EQUITY CREDIT LINE (continued)

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

For the three months ended March 31, 2007, the Company delivered Put Notices to draw on the equity line of credit. In connection with these puts, the Company issued 900,000 shares of common stock for net proceeds of $35,025.


NOTE 5 - CONVERTIBLE  NOTE PAYABLE

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 5 - CONVERTIBLE  NOTE PAYABLE (continued)

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 5 - CONVERTIBLE  NOTE PAYABLE (continued)

The $960,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the 1,500,000 common shares and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this Note resulted in a note discount of $665,000 in 2005. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the Note, and conversion feature were allocated based on their fair values. The amount allocated as a discount on the Note for the value of the conversion option is being amortized to interest expense, using the effective interest method, over the term of the Note.

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the three months ended March 31, 2007, the Company revalued this derivative liability. For the three months ended March 31, 2007, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $35,745 and reclassified $35,845 of the derivative liability to paid-in capital due to the payment of the debenture. For the three months ended March 31, 2007, amortization of the discount on the note amounted to $2,463.

The note payable is as follows at December 31, 2006:

         Note payable                              $       717,448
         Less: unamortized discount on note                     (-)
                                                   ---------------
         Note payable, net                         $       717,448
                                                   ===============


NOTE 6 - NOTES PAYABLE

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at September 30, 2006) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of March 31, 2007, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At March 31, 2007, the principal amount outstanding on this note amounts to $921,924.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 6 - NOTES PAYABLE (continued)

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. This note is personally guaranteed by the Company's CEO. At March 31, 2007, the principal amount outstanding on this note amounts to $45,143.

On October 20, 2006, the Company entered into a Promissory Note in the amount of $250,000 with a third party. The interest rate on this promissory note is 10% per annum calculated by using a 360 day year. The principal balance and all accrued and unpaid interest is due on June 19, 2007. This note is personally guaranteed by the Company's CEO. The note is secured by certain assets of the Company. In connection with this note, on March 7, 2007 the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000 (see Note 7).


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

On March 7, 2007, the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000 (see Note 6). The Company's CEO individually signed a 30 year promissory note in the amount of $270,000 with SunTrust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037 and is secured by a personal asset owned by the Company's CEO. The loan from the Company's CEO calls for the Company to make equal monthly payments. In the event of a default, all payments under the loan shall become immediately due and payable. The loan represents an unsecured obligation of the Company.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 8 -  SHAREHOLDERS' DEFICIT

Common Stock

On January 4, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.044 per share or $11,000. In connection with issuance of these shares, the Company recorded consulting fees of $11,000 for business development services performed.

On January 5, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $11,250. In connection with issuance of these shares, the Company recorded professional fees of $11,250 for professional services performed.

On January 5, 2007, the Company issued 400,000 shares of common stock for services rendered to three employees of the Company. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $18,000. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $18,000.

On January 5, 2007, the Company issued 62,700 shares of common stock for accrued accounting services during 2006. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $3,135. In connection with issuance of these shares, the Company offset the value against accounts payable.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 8 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

On January 24, 2007, the Company issued 500,000 restricted shares of common stock for advisory and business development services in connection with a 240-day consulting agreement entered on October 20, 2006. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $22,500. In connection with the issuance of these shares, for the three months ended March 31, 2007, the Company recorded consulting expense of $9,000 and deferred consulting expense of $13,500 to be amortized over the service period.

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

On January 24, 2007, the Company issued 2,000,000 shares of class A Preferred Stock to a director/officer, in exchange for personally guaranteeing the loans of the Company. Each share of Class A Preferred shall have 15 votes per share. The Preferred shareholder is entitled to vote on any and all matters brought to a vote of shareholders of Common Stock. The Company recorded the issuance of 2,000,000 shares of class A Preferred Stock at par value.

On February 1, 2007, the Company issued 92,850 shares of common stock for accrued accounting services during 2006. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $4,643. In connection with issuance of these shares, the Company offset the value against accounts payable.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 8 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

During February 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $9,456 for which the Company issued 247,000 shares of its common stock to Dutchess.

During February 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received proceeds of $35,025 for which the Company issued 900,000 shares of its common stock to Dutchess.

On March 12, 2007, the Company issued 700,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.039 per share or $27,300. In connection with issuance of these shares, the Company recorded consulting fees of $27,300 for business development services performed.

During March 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $15,528 for which the Company issued 453,300 shares of its common stock to Dutchess.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 8 -  SHAREHOLDERS' DEFICIT (continued)

Stock Options (continued)

A summary of the stock options as of March 31, 2007 and changes during the periods is presented below:

                                                            Weighted Average
                                          Number of Options  Exercise Price
                                          ----------------- ----------------
   Balance at beginning of year                   1,508,000 $           0.16
   Granted                                                -                -
   Exercised                                              -                -
   Forfeited                                              -                -
                                          ----------------- ----------------
   Balance at end of year                         1,508,000 $           0.16
                                          ================= ================

   Options exercisable at end of year             1,508,000 $           0.16
                                          ================= ================
   Weighted average fair value of
   options granted during the year                          $              -

The following information applies to options outstanding at March 31, 2007:

                             Options Outstanding
-----------------------------------------------------------------------
                                          Weighted
                     Number               Average           Weighted
 Range of         Outstanding at         Remaining          Average
 Exercise          December 31,         Contractual         Exercise
   Price               2006             Life (Years)         Price
------------     -----------------     ---------------    -------------
$  0.13-0.15               950,000           3.75         $        0.14
$ 0.20-.0.25               525,000           1.50         $        0.21
$       0.50                33,000           2.75         $        0.50
                 -----------------                        -------------
                        1,508,000                         $        0.16
                 =================                        =============

                               Options Exercisable
                        ----------------------------------
                             Number           Weighted
                         Exercisable at        Average
                          December 31,        Exercise
                              2006              Price
                        -----------------   ------------
                                  950,000   $       0.14
                                  525,000   $       0.21
                                   33,000   $       0.50
                        -----------------   ------------
                                1,508,000   $       0.16
                        =================   ============

Common Stock Warrants

In November and December 2005, in connection with a debenture payable, the Company granted 1,304,348 warrants to purchase 1,304,348 shares of common stock at $0.092 per share. The warrants expire on the three-year anniversary of the date of issuance.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 9 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,415,298 and a working capital deficit of $3,168,314 at March 31, 2007, net losses for the three months ended March 31, 2007 of $581,791 and cash used in operations during the three months ended March 31, 2007 of $30,353. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has notes payable to a bank and a third party. Additionally, during the three months ended March 31, 2007, the Company has a loan payable with the Company's CEO (see Note 7). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 10- SUBSEQUENT EVENTS

During April 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $18,142 for which the Company issued 615,000 shares of its common stock to Dutchess.

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

     For the three months ended March 31, 2007, the Company delivered Put Notices to draw on the equity line of credit. In connection with our Put Notices, the Company issued 900,000 shares of our Common Stock and received net proceeds of $35,025.

     Because of the significant decline in the price of our common stock since the execution of our Line of Credit with Dutchess, it is unlikely that we will be able to draw down the entire $5,000,000. Through March 31, 2007, we have approximately 32,217,119 registered shares available for issuance under our equity credit line. We have drawn down approximately $533,380 available under the line. As a result, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we may be able to obtain a portion of any additional required working capital through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended. We may also rely on the exemption afforded by Regulation S of the Securities Act of 1933, as amended, and solicit non-U.S. citizens. There is no assurance that we will obtain the additional working capital that we need through the private placement of our Common Stock. Such financing may not be available in sufficient amounts or on terms acceptable to us. We may also seek institutional financings interested in equity participation. There can be no assurance that we will be able to identify these equity financing sources on terms acceptable to the Company.

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

In the event of default as defined in the Debenture Agreement, Dutchess may among other things:

     (a) elect to secure a portion of the Company's assets not to exceed 200% of the Face Amount of the Note, in Pledged Collateral;
     (b) elect to garnish Revenue from us in an amount that will repay the Holder on the payment schedule set forth above;
     (c) exercise its right to increase the Face Amount of the debenture by ten percent (10%) as an initial penalty and for each Event of Default under the Debenture;
     (d) elect to increase the Face Amount by two and one-half percent (2.5%) per month (pro-rata for partial periods) paid as a penalty for iquated damages which will be compounded daily;

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

     For the year ended December 31, 2006 we issued 75,000 shares of our Common Stock for settlement of $6,900 of the debenture.

     On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. There is no stated interest rate on the Note. Payments are to be made by the Company from each Put from the Company's Equity Credit Line we have with Dutchess. The Company is obligated to pay Dutchess the greater of a) 50% of each Put to the Investor or
b) $80,000 until the face Amount minus any fees have been paid. The firstpayment was due and made on February 15, 2006 and all subsequent payments will be made at the Closing of every Put to Dutchess thereafter. The Put Amount will be the maximum amount allowed under the Investment Agreement with Dutchess. Payments made by the Company in satisfaction of this Note shall be made from each Put from the Equity Line of Credit with Dutchess. Additionally, in connection with this obligation, the Company issued 1,500,000 shares of common stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues

     For the three months ended March 31, 2007, we generated revenues of $632,637 compared to $563,059 for the three months ended March 31, 2006, an increase of $69,578 or 12.4%. This increase in revenues is attributable to both increased revenues which we generated from the dental practice and an increase in the number of participating dental service providers as we continue to expand our network of local, regional and national agreements with unions to provide discounted dental services to their members.

Operating Expenses

     The Company's total operating expenses increased $237,592 or 33% for the three months ended March 31, 2007 as compared to the 2006 period. These increases include:

     * Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the three months ended March 31, 2007, the cost of services performed were $85,166 as compared to $136,021 for the 2006 period, a decrease of $50,855 or 37.4%. This decrease was primarily due to the result of a decrease in lab expenses of approximately $34,000 due to the performance of certain lab procedures in-house, a decrease in dental personnel employed of approximately $14,000.
     * Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the three months ended March 31, 2007, salaries, related taxes and stock-based compensation costs were $459,178 as compared to $223,324 for the 2006 period, an increase of $235,854 or 105.6%. The increase in salaries relates to adding additional personnel and normal wage increases including additional staff personnel resulting from the acquisition of the assets of Dental Visions.
     * For the three months ended March 31, 2007, we recorded depreciation expense of $16,902 as compared to $16,902 for the 2006 period. We did not purchase additional property and equipment during the three months ended March 31, 2007.

     * For the three months ended March 31, 2007, we incurred professional fees of $46,457 as compared to $42,617 for the 2006 period, an increase of $3,840 or 9%. During the three months ended March 31, 2007, we incurred legal fees of $20,250 from the issuance of common shares for services rendered as compared to $16,000 in the 2006 period
     * For the three months ended March 31, 2007, we incurred consulting fees of $196,392 (including $136,392 of stock-based consulting fees) as compared to $116,767 for the 2006 period, an increase of $79,625 or 68.2%. We use consultants for investor relations and business development and advisory services.
     * For the three months ended March 31, 2007, we incurred other general and administrative expenses of $164,621 as compared to $195,493 for the 2006 period, a decrease of $30,872 or 15.8%. Other general and administrative expenses consisted of the following:

                                   For the three months
                                     Ended March 31,
                                --------------------------
                                   2007          2006
                                -----------    -----------
             Rent               $   30,060     $   26,130
             Insurance              24,820         27,155
             Postage                19,215         24,098
             Printing               11,842         14,609
             Other                  78,684        103,501
                                -----------    -----------
             Total              $  164,621     $  195,493
                                ===========    ===========

     * Increases in rent of $3,930 are attributable to additional costs we incurred as a result of the acquisition of the dental practice owned by Dr. Dora Vilk-Shapiro, d/b/a Dental Visions where we assumed the leasehold obligation.
     * During the three months ended March 31, 2007, we had a decrease in insurance expense of $2,335 compared to the 2006 period.
     * For the three months ended March 31, 2007, postage amounted to $19,215 as compared to $24,098 for the three months ended March 31, 2006, a decrease of $4,883 or 20.3%. This decrease was attributable to the mailing of promotional materials in the 2006 period to union members in new contracted areas.
     * For the three months ended March 31, 2007, printing amounted to $11,842 as compared to $14,609 for the three months ended March 31, 2006, a decrease of $2,767.
     * Other general and administrative expenses consisted of casual labor, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses. The decrease for the three months ended March 31, 2007 as compared to the 2006 period of $24,817 or 24% is primarily related to cost cutting measures.

Other income (expenses)

     * For the three months ended March 31, 2007, we recorded amortization of debt issuance costs of $6,685 as compared to $55,150 in the 2006 period.
     * For the three months ended March 31, 2007, we recorded a loss from the revaluation of a derivative liability of $203,611 which was attributable to a decrease in conversion price of our convertible notes payable from dutchess after its maturity date.
     * For the three months ended March 31, 2007, interest expense was $35,416 as compared to $411,639 for the 2006 period, a decrease of $376,223 and was attributable to the amortization of discount on our debenture and convertible note payable in 2006. The amortization of debt discount for the three months ended March 31, 2007 amounted to $2,462 as compared to $336,651 in the 2006 period.

Net loss

     As a result of these factors, we reported a net loss of $581,791 or $.01 per share for the three months ended March 31, 2007 as compared to net loss of $37,743 or $.00 per share for the 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2007, we had cash and accounts receivable of $93,990 and $355,004, respectively. We had total current assets of $493,933 and our total assets were $709,682. We had a working capital deficit as of March 31, 2007 of $3,168,314. Our working capital deficit is primarily attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $262,214, a convertible note payable in the amount of $717,448 and a derivative liability totaling $892,829. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. We are also in default under our lending agreement with Bank of America because we have failed to maintain certain affirmative covenants required under the loan documentation. We did receive notice from Bank of America that we are in default. However, Bank of America following delivery of notice of default, subsequently assigned the obligation to another financial institution. We have not received notice from the assignee regarding the status of the loan. We continue to make the monthly payments as required under the original terms of the loan agreement. Therefore, we have designated the entire amount of this liability, as a short term liability.

     In addition to our bank line, Dr. Green, individually and on behalf of the Company signed a one year balloon promissory note in the amount of $250,000 with Black Forest International LLC, which provides for payment of interest at the rate of 10% per annum with principal and interest due on June 19, 2007. The note is secured by Dr. Green's preferred stock. Should the Company or Dr. Green default on this obligation, there is a risk that voting control of the Company may be transferred. On March 7, 2007, the Company received a loan amounting to

$270,000 from Dr. Green for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000. Dr. Green individually signed a 30 year promissory note in the amount of $270,000 with Suntrust Bank, which provides for a monthly equal payment of $2,055 at the rate of 8.4% per annum until March 7, 2037. Dr. George Green, D.D.S., P.A. on behal of the Company also signed a promissory note in the amount of $50,000 with Community Bank of Broward. The note provides for equal monthly payments of $1,016.66. As a result of the foregoing, the aggregate outstanding bank loan obligations are $967,067 and also a loan payable to Dr. Green of $270,000 .

     We have also recorded a liability for unearned membership fees totaling $418,406.

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

     As stated above, our loan with Bank of America is in default. The loan was established to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The outstanding principal balance of this note as of March 31, 2007 was $921,9 24.

     We have an accumulated deficit of $4,415,298 and a stockholder' deficit of $2,952,565.

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

     On August 11, 2006, George Green, individually and on behalf of the Company, entered into a Promissory Note in the amount of $50,000 with the Community Bank of Broward. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. At March 31, 2007, the principal amount outstanding on this note amounts to $45,143.

     On October 20, 2006, George Green, individually and on behalf of the Company entered into a Promissory Note in the amount of $250,000 with, Black Forrest International, LLC a non-affiliated third party. The interest rate on this promissory note is 10% per annum calculated by using a 360 day year. The principal balance and all accrued and unpaid interest is due on June 19, 2007. The note is secured by certain assets of the Company. On March 7, 2007, the Company received a loan amounting to $270,000 from George Green for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000. George Green individually signed a 30 year promissory note in the amount of $270,000 with SunTrust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037 and is secured by a personal asset owned by the George Green. The loan from the Company's CEO calls for the Company to make equal monthly payments. In the event of a default, all payments under the loan shall become immediately due and payable. The loan represents an unsecured obligation of the Company.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

RISK FACTORS

     We are in default with our two primary lenders.

     As reflected in the notes to our financial statements, we are in default with respect to a note payable and debenture payable due Dutchess Private Equities Fund, LP and an Amended and Restated Promissory Note with Bank of America. Following the occurrence of the default, Bank of America assigned the obligation to another financial institution. We have not received notice from the assignee regarding the status of the loan.W hile we hope to enter into some type of forebearance agreement with these lenders, there can be no assurance that either will agree to any new terms or conditions which we propose. Bank of America, and their successors and assignees, have a lien on our assets. If the assignee were to foreclose on this lien or Dutchess were to exercise its default remedies, we risk foreclosure on the lien or the attachment of our future revenue streams. If this should occur, it is unlikely that we would be able to continue our operations without additional financing of which there can be no assurance.

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

     During the second quarter of 2005 we were sued by another dentist who was previously a Direct Dental member. The suit was filed in Dade County, Florida (Case No. 05-0077-99) and alleges tortuous interference with a business relationship and libel. The Company filed a counterclaim against the Plaintiff. In April 2007, we were successful with our counterclaim and settled the litigation for payment of $190,000.

     We were sued in the Court of Common Pleas in Lebanon County, Pennsylvania individually and on behalf of a class (Jaromir Kovarik and Daria Kovarikova v Union Dental Corp. and George Greeen.). We successfully defended this action and the cause of action was dismissed with prejudice.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three month period covered by this report, we issued the following unregistered securities:

Date            Title                   Number          Consideration
-----------     --------------------    ---------       -------------
January 4       C/S                       250,000         Services
January 12      C/S                       300,000         Services
January 24      C/S                     1,500,000         Services
January 24      Series A Preferred(1)   2,000,000                -
January 24      C/S                       250,000         Services
January 24      C/S                       250,000         Services
February 16     C/S                     3,000,000         Services
------------------------
The shares of common stock set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Act.

     (1) The Series A Preferred Shares were issued to the Company's chief executive officer in consideration for personally guaranteeing the loans of the Company. Each share of Class A Preferred Stock has 15 votes per share. As a result of the issuance of the Series A preferred shares, Dr. Green will continue to be able to control the operations of the Company.

     Also during the three months ended March 31, the Company exercised several put notices in accordance with its agreement with Dutchess and issued a total of 700,300 shares of its registered common stock in exchange for the repayment of debt totaling $24,983.

     The Company also in February 2007 exercised a put notice in accordance with its Investment Agreement with Dutchess and received proceeds of $35,025 for which the Company issued 900,000 shares of its common stock to Dutchess. The proceeds from the exercise of the put notice were used for general working capital requirements.

     Also during the period ended March 31, 2007, we issued a total of 3,455,550 shares of common stock to several different consultants for services rendered. The shares were valued at the fair market value on the date of grant pursuant to the Company's 2007 Equity Compensation Plan which was filed on Form S-8 on December 21, 2006.


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


ITEM 5.  OTHER INFORMATION

     None


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     There were no reports filed on Form 8-k.

Exhibit No.    Description
----------     ---------------------------------

31.1           Section 302 Certification of the Principal Executive Officer  *

31.2           Section 302 Certification of the Principal Financial Officer  *

32.1           Section 906 Certification of Principal Executive Officer  *

32.2           Section 906  Certification of Principal  Financial and Accounting
               Officer  *
---------------------------------
*    Filed herewith



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           UNION DENTAL HOLDINGS, INC.



Dated:  May  7, 2007     By: /s/ George D. Green
                            -----------------------------------
                            George D. Green
                            Chief Executive Officer, President and Director