Form 10QSB
period 2007-06-30
UNION DENTAL HOLDINGS, INC.
filed 2007-08-14
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,099,822 shares at July 31, 2007



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]





                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                           UNION DENTAL HOLDINGS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2007


                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

    Consolidated Balance Sheet (Unaudited)
         As of June 30, 2007................................................. 4
    Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended June 30, 2007 and 2006........... 5
    Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2007 and 2006..................... 6
    Notes to Unaudited Consolidated Financial Statements..................... 7

Item 2 - Management's Discussion and Analysis or Plan of Operation.......... 23

Item 3 - Controls and Procedures............................................ 31


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................. 31

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........ 31

Item 3 - Defaults Upon Senior Securities.................................... 32

Item 4 - Submission of Matters to a Vote of Security Holders................ 32

Item 5 - Other Information.................................................. 32

Item 6 - Exhibits........................................................... 32

Signatures.................................................................. 32

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash                                                                          $        163,638
  Accounts receivable, less allowance for doubtful accounts of $69,700                   317,190
  Inventory of supplies                                                                   39,730
  Prepaid expenses and other current assets                                                5,719
                                                                                ----------------
Total current assets                                                                     526,277

Property and equipment, net                                                              197,233
Other assets                                                                               1,680
                                                                                ----------------
Total Assets                                                                    $        725,190
                                                                                ================
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Convertible notes payable                                                    $        622,553
   Convertible debenture payable, net                                                    268,833
   Note payable                                                                          895,726
   Loan payable - related party                                                          269,494
   Line of credit                                                                            650
   Accounts payable                                                                       66,722
   Accrued expenses                                                                      113,621
   Unearned membership fees                                                              411,908
   Derivates liability                                                                   876,496
                                                                                ----------------
Total current liabilities                                                              3,526,003
                                                                                ----------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    1,000,000 shares issued and outstanding)                                                 300
  Common stock ($.0001  Par value; 300,000,000 share authorized;
    38,612,420 shares issued and outstanding)                                              7,310
  Common stock issuabe (1,000,000 shares                                                     100

  Additional paid-in capital                                                           3,446,934
  Accumulated deficit                                                                 (4,681,496)
  Shareholder transactions                                                            (1,489,711)
  Less: Deferred compensation                                                            (84,250)
                                                                                ----------------
Total shareholders' deficit                                                           (2,800,813)
                                                                                ----------------
Total liabilities and shareholders' deficit                                     $        725,190
                                                                                ================

       See accompanying notes to unaudited consolidated financial statements.


                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Three Months Ended           For the Six Months Ended
                                                                       June 30,                            June 30,
                                                          ----------------------------------   ---------------------------------
                                                               2007                 2006            2007                2006
                                                          ---------------  -----------------   ---------------   ---------------
                                                            (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)

Revenues, net                                             $       556,739  $         525,284   $     1,189,376   $     1,088,343
Other revenue                                                     190,000                  -           190,000                 -
                                                          ---------------  -----------------   ---------------   ---------------
Total revenues                                            $       246,239  $         525,248   $     1,379,376   $     1,088,343

Operating expenses:
 Cost of services performed                                        69,472            104,097           154,638           240,118
 Salaries and related taxes and stock-based compensation          385,006            179,298           844,184           402,622
 Depreciation and amortization                                     16,837             16,904            33,739            33,806
 Professional fees                                                 36,566             70,954            83,023            83,571
 Consulting fees                                                   94,375             55,755           265,800           202,522
 Other general and administrative                                 262,053            192,945           451,641           388,438
                                                          ---------------  -----------------   ---------------   ---------------
Total operating expenses                                          864,309            619,953         1,833,025         1,351,077
                                                          ---------------  -----------------   ---------------   ---------------
Loss from operations                                             (117,570)           (94,669)         (453,649)         (262,734)
                                                          ---------------  -----------------   ---------------   ---------------

Other income (expense):
   Amortization of debt issuance costs                                  -            (33,250)           (6,685)          (88,400)
   Gain (loss) from valuation of derivatives liability           (116,288)          (357,266)         (319,899)          239,845
   Interest income                                                     34                  -                34                 -
   Interest expense                                               (32,374)          (383,412)          (67,790)         (795,051)
                                                          ---------------  -----------------   ---------------   ---------------
     Total other income (expense)                                (148,628)          (773,928)         (394,340)         (643,606)
                                                          ---------------  -----------------   ---------------   ---------------

 Income (loss) before provision for income taxes                 (266,198)          (868,597)         (847,989)         (906,340)
 Income tax expense                                                     -                  -                 -                 -
                                                          ---------------  -----------------   ---------------   ---------------
Net loss                                                  $      (266,198) $        (868,597)  $      (847,989)  $      (906,340)
                                                          ===============  =================   ===============   ===============
Net loss per common share:
   Net income (loss) per common share - basic and diluted $             -  $           (0.02)  $         (0.01)  $         (0.03)
                                                          ===============  =================   ===============   ===============
   Weighted average common shares outstanding - basic          63,375,969         37,333,795        59,113,969        36,095,445
                                                          ===============  =================   ===============   ===============
   Weighted average common shares outstanding - diluted        63,375,969         37,333,795        59,113,969        36,095,445
                                                          ===============  =================   ===============   ===============

       See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Six Months Ended
                                                                                June 30,
                                                                  --------------------------------------
                                                                        2007                  2006
                                                                  ------------------   -----------------
                                                                    (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
Net income (loss)                                                 $         (847,989)  $        (906,340)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                                 33,738              33,806
Stock-based compensation and consulting                                      110,030             110,030
Common stock issued for interest                                                   -              28,085
Amortization of debt issuance costs                                            6,685              88,400
Amortization of discount of debenture and note payable                         2,463             620,440
Gain from valuation of derivatives                                           319,899            (239,845)
 Changes in assets and liabilities:
Accounts receivable                                                          (47,046)             23,492
Inventory of supplies                                                              -              (1,615)
Prepaid expenses and other current assets                                       (886)                796
Other assets                                                                       -               8,200
Accounts payable                                                              (6,863)              9,665
Accrued expenses                                                              29,642              32,030
Accrued interest included in note payable                                     13,074                   -
Due to related parties                                                        (3,000)                  -
Customer deposits                                                                  -              15,872
Unearned membership fees                                                      66,417             (47,587)
                                                                  ------------------   -----------------
Net cash provided by (used in) operating activities                           95, 492           (224,571)
                                                                  ------------------   -----------------
Cash Flows From Financing Activities:
 Net proceeds from sales of common stock                                       50,025            173,366
 Proceeds from note payable                                                    35,025                  -
 Proceeds from loan payable - related party                                   270,000                  -
 Line of credit                                                                   650                  -
 Payments on debenture payable                                                      -           (116,972)
 Payments on loans payable - related party                                       (506)                 -
 Payments on convertible note payable                                               -           (240,000)
 Payments on notes payable                                                  (404,604)           (138,400)
                                                                  ------------------   -----------------
Net cash provided by (used in) financing activities                          (49,410)           (322,006)
                                                                  ------------------   -----------------

Net increase (decrease) in cash                                               46,082            (546,577)

Cash - beginning of year                                                     117,556             557,272
                                                                  ------------------   -----------------
Cash - end of period                                              $          163,638   $          10,695
                                                                  ==================   =================
Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                        $           44,676   $          55,868
                                                                  ==================   =================
Cash payments for income taxes                                    $                -   $               -
                                                                  ==================   =================
Non-cash investing and financing activities:
Issuance of common stock for debt and accrued interest            $          119,879   $           6,900
                                                                  ==================   =================
Reclassification of derivative liability to equity                $          168,466   $         196,108
                                                                  ==================   =================
Common stock issued in connection with accrued services           $           75,278   $               -
                                                                  ==================   =================
Issuance of common stock to acquire assets                        $                -   $         113,755
                                                                  ==================   =================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto and other pertinent information contained in Form 10-KSB of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $130,600.

Inventory of dental supplies

The Company values inventory of dental supplies at the lower of cost or market, using the specific unit cost method.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2007.

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

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at June 30, 2007 include the following:

     Convertible debentures            13,441,652
     Derivatives options               58,752,760
     Options                            1,508,000
     Warrants                           1,304,348
                                    --------------
                                       75,006,760
                                    ==============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

DDS selects certain dentists in selected geographical areas to represent the Company. The dentist enters into an exclusive agreement with DDS for an annual management services fee, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Revenues from membership fees are recognized over the term of the contract. Unearned membership fees at June 30, 2007 amounted to $411,908 and will be recognized as revenues over their respective term of contract.

The Company recognizes revenue from its dental practice when dental services are provided.

Stock-based compensation****

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the six months ended June 30, 2007, the Company did not grant any stock options.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. During the six-month period ended June 30, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. The Company has not experienced any losses in such accounts through June 30, 2007.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consist of the following:

                                       Useful Life
                                      -------------
    Computer equipment                   5 Years      $        8,680
    Office equipment                     5 years             424,747
    Office furniture and fixtures        7 Years              62,128
    Leasehold improvements               10 Years             30,593
                                                      --------------
                                                             526,148

    Less accumulated depreciation                           (328,915)
                                                      --------------
                                                      $      197,233
                                                      ==============

For the six months ended June 30, 2007 and 2006, depreciation expense amounted to $33,738 and $33,806, respectively.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At June 30, 2007, the Company revalued this derivative liability. For the six months ended June 30, 2007, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $103,043. For the six months ended June 30, 2007 and 2006, amortization of the discount on debenture amounted to $0 and $149,032. Additionally, during the year ended December 31, 2006, the Company issued 75,000 shares of its common stock for settlement of $6,900 of the debenture.

The convertible debenture liability is as follows at June 30, 2007:

Convertible debentures payable               $       268,833
Less: unamortized discount on debentures                   -
                                             ---------------
Convertible debentures, net                  $       268,833
                                             ===============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

For the six months ended June 30, 2007, the Company delivered Put Notices to draw on the equity line of credit. In connection with these puts, the Company issued 1,691,360 shares of common stock for net proceeds of $50,025.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 5 - CONVERTIBLE  NOTE PAYABLE (continued)

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the six months ended June 30, 2007, the Company revalued this derivative liability. For the six months ended June 30, 2007, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $422,942 and reclassified $168,466 of the derivative liability to paid-in capital due to the payment of the debenture. For the six months ended June 30, 2007, amortization of the discount on the note amounted to $2,463.

The note payable is as follows at June 30, 2007:

    Note payable                           $       622,553
    Less: unamortized discount on note                   -
                                           ---------------
    Note payable, net                      $       622,553
                                           ===============


NOTE 6 - NOTES PAYABLE

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at September 30, 2006) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of June 30, 2007, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At June 30, 2007, the principal amount outstanding on this note amounts to $852,724.

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. This note is personally guaranteed by the Company's CEO. At June 30, 2007, the principal amount outstanding on this note amounts to $43,002.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 6 - NOTES PAYABLE (continued)

On October 20, 2006, the Company entered into a Promissory Note in the amount of $250,000 with a third party. The interest rate on this promissory note is 10% per annum calculated by using a 360 day year. The principal balance and all accrued and unpaid interest is due on June 19, 2007. This note is personally guaranteed by the Company's CEO. The note is secured by certain assets of the Company. In connection with this note, on March 7, 2007 the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000 (see Note 8).


NOTE 7 - LINE OF CREDIT

On May 16, 2007, the Company was issued a $100,000 line of credit with SunTrust Bank. The line of credit bears an annual interest rate of 8.25% and interest is payable monthly. The balance of the line of credit was $650 as of June 30, 2007.


NOTE 8 - RELATED PARTY TRANSACTIONS

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

On March 7, 2007, the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000 (see Note 6). The Company's CEO individually signed a 30 year promissory note in the amount of $270,000 with SunTrust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037 and is secured by a personal asset owned by the Company's CEO. The loan from the Company's CEO calls for the Company to make equal monthly payments. In the event of a default, all payments under the loan shall become immediately due and payable. The loan represents an unsecured obligation of the Company. At June 30, 2007, the principal amount outstanding on this loan amounts to $269,494.


NOTE 9 -  SHAREHOLDERS' DEFICIT

Preferred Stock

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

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

On January 5, 2007, the Company issued 400,000 shares of common stock for services rendered to three employees of the Company. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $18,000. In connection with issuance of these shares, the Company recorded stock based compensation expense of $18,000.

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

On January 24, 2007, the Company issued an aggregate 1,750,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $78,750. In connection with issuance of these shares, the Company recorded stock based compensation expense of $78,750.

On January 24, 2007, the Company issued 500,000 restricted shares of common stock for advisory and business development services in connection with a 240-day consulting agreement entered on October 20, 2006. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $22,500. In connection with the issuance of these shares, for the six months ended June 30, 2007, the Company recorded consulting expense of $22,500.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

On February 6, 2007, the Company issued 200,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $9,000. In connection with issuance of these shares, the Company recorded professional fees of $9,000 for professional services performed.

On February 16, 2007, the Company issued an aggregate 4,000,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.042 per share or $168,000. In connection with issuance of these shares, the Company recorded stock based compensation expense of $168,000.

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

The Company agreed to issue 3,000,000 shares of common stock for investor relation services in connection with a 60-day consulting agreement entered on May 14, 2007. The Company issued 2,000,000 shares at the date of agreement and the 1,000,000 shares will be issued 90 days from the date of this agreement. The Company valued these common shares at the fair market value on the date of grant at $.025 per share or $75,000. In connection with the issuance of these shares, for the six months ended June 30, 2007, the Company recorded consulting expense of $18,750 and deferred consulting fees of $56,250 to be amortized over the service period. The 1,000,000 shares are reflected on the accompanying balance sheet as common stock issuable.

On June 19, 2007, the Company issued an aggregate 3,821,750 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.02 per share or $76,435. In connection with issuance of these shares, the Company recorded stock based compensation expense of $76,435.

On June 20, 2007, the Company issued 2,000,000 restricted shares of common stock for investor relation services in connection with a 30-day consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $.021 per share or $42,000. In connection with the issuance of these shares, for the six months ended June 30, 2007, the Company recorded consulting expense of $14,000 and deferred consulting fees of $28,000 to be amortized over the service period.

On June 26, 2007, the Company issued 502,700 shares of common stock for accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $.025 per share or $12,568. In connection with issuance of these shares, the Company recorded professional fees of $12,568 for professional services performed.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

On June 28, 2007, the Company issued 300,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.024 per share or $7,200. In connection with issuance of these shares, the Company recorded professional fees of $7,200 for professional services performed.

In June 2007, the Company issued 220,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.022 per share or $4,855. In connection with issuance of these shares, the Company recorded professional fees of $4,855 for professional services performed.

During June 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received proceeds of $15,000 for which the Company issued 791,360 shares of its common stock to Dutchess.

During the three months ended June 30, 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $94,896 for which the Company issued 4,020,740 shares of its common stock to Dutchess.

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

A summary of the stock options as of June 30, 2007 and changes during the periods is presented below:

                                                             Weighted Average
                                          Number of Options   Exercise Price
                                          -----------------  ----------------
   Balance at beginning of year                   1,508,000  $           0.16
   Granted                                                -                 -
   Exercised                                              -                 -
   Forfeited                                              -                 -
                                          -----------------  ----------------
   Balance at end of the period                   1,508,000  $           0.16
                                          =================  ================
   Options exercisable at end
   of the period                                  1,508,000  $           0.16
                                          =================  ================
   Weighted average fair value of
   options granted during the year                           $              -

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Stock Options (continued)

The following information applies to options outstanding at June 30, 2007:

                 Options Outstanding                    Options Exercisable
-------------------------------------------------  ------------------------
                            Weighted
                             Average     Weighted                 Weighted
 Range of                   Remaining    Average                   Average
 Exercise       Number     Contractual   Exercise     Number      Exercise
   Price     Outstanding  Life (Years)   Price     Exercisable      Price
 ----------- -----------  ------------   --------  -----------   ---------
$ 0.13-0.15      950,000     3.50        $   0.14      950,000   $    0.14
$ 0.20-0.25      525,000     1.25        $   0.21      525,000   $    0.21
$      0.50       33,000     2.50        $   0.50       33,000   $    0.50
             -----------                 --------  -----------   ---------
               1,508,000                 $   0.16    1,508,000   $    0.16
             ===========                 ========  ===========   =========

Common Stock Warrants

In November and December 2005, in connection with a debenture payable, the Company granted 1,304,348 warrants to purchase 1,304,348 shares of common stock at $0.092 per share. The warrants expire on the three-year anniversary of the date of issuance.


NOTE 10 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,681,496 and a working capital deficit of $2,999,726 at June 30, 2007 and net losses for the six months ended June 30, 2007 of $847,989. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has notes payable to a bank and a third party. Additionally, during the six months ended June 30, 2007, the Company has a loan payable with the Company's CEO (see Note 8). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

During the second quarter of 2005, the Company was sued by another dentist who was previously a Direct Dental member. The suit was filed in Dade County, Florida (Case No. 05-0077-99) and alleges tortuous interference with a business relationship and libel. The Company filed a counterclaim against the Plaintiff. In April 2007, the Company was successful with the counterclaim and settled the litigation for payment of $190,000 and was included in the total revenues as other revenue in the accompanying consolidated statements of operations.

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

     In order to finance our operations, growth and expansion to date, on August 17, 2005, we entered into an Investment Agreement with Dutchess Private Equity Fund II, LLP ("Dutchess"). Pursuant to this Agreement, Dutchess has committed to purchase up to $5,000,000 of our Common Stock over the course of 36 months, beginning September 15, 2005, the date our registration statement was declared effective by the SEC. Under the agreement, we may sell to Dutchess on each occasion, either (1) $100,000 in shares of our common stock or (2) 200% of the averaged daily volume (U.S market only) of our Common Stock for the 20 trading days prior to our "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Market Price shall be the lowest closing bid price of our common stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. This Investment Agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

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

     For the six months ended June 30, 2007, the Company delivered Put Notices to draw on the equity line of credit. In connection with our Put Notices, the Company issued 1,691,360 shares of our Common Stock and received net proceeds of $50,025.

     Because of the significant decline in the price of our common stock since the execution of our Line of Credit with Dutchess, it is unlikely that we will be able to draw down the entire $5,000,000. Through June 30, 2007, we have 28,368,019 shares of our Common Stock to Dutchess and received $167,664. As a result, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we may be able to obtain a portion of any additional required working capital through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended. We may also rely on the exemption afforded by Regulation S of the Securities Act of 1933, as amended, and solicit non-U.S. citizens. There is no assurance that we will obtain the additional working capital that we need through the private placement of our Common Stock. Such financing may not be available in sufficient amounts or on terms acceptable to us. We may also seek institutional financings interested in equity participation. There can be no assurance that we will be able to identify these equity financing sources on terms acceptable to the Company.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

Revenues

     For the three and six months ended June 30, 2007, we generated revenues of $746,739 and $1,379,376 as compared to $525,284 and $1,088,343 for the three and six months ended June 30, 2006, an increase of approximately 43% and 26% respectively. This increase in revenues is attributable to both increased revenues which we generated from the dental practice and an increase in the number of participating dental service providers as we continue to expand our network of local, regional and national agreements with unions to provide discounted dental services to their members.

Operating Expenses

     The Company's total operating expenses increased $481,948 or 36% for the six months ended June 30, 2007 as compared to the 2006 period. These increases include:

o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the six months ended June 30, 2007, the cost of services performed were $154,638 as compared to $240,118 for the 2006 period, a decrease of $85,480 or 36%. This decrease was primarily due to the result of a decrease in lab expenses of approximately $58,000 due to the performance of certain lab procedures in-house, a decrease in dental personnel employed of approximately $29,000 offset by increase in dental supplies of approximately $3,000.

o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the six months ended June 30, 2007, salaries, related taxes and stock-based compensation costs were $844,184 as compared to $402,622 for the 2006 period, an increase of $441,562 or 109.7%. The increase in salaries relates to adding additional personnel and normal wage increases including additional staff personnel resulting from the acquisition of the assets of Dental Visions. Additionally, we recognized stock based compensation of $273,685 for the six months ended June 30, 2007 attributable to the fair value of common shares issued for services to our CEO and certain employees.

o For the six months ended June 30, 2007, we recorded depreciation expense of $33,739 as compared to $33,806 for the 2006 period. We did not purchase additional property and equipment during the six months ended June 30, 2007.

o For the six months ended June 30, 2007, we incurred professional fees of $83,023 as compared to $83,571 for the 2006 period, a decrease of $548 or 1%. The decrease during the six months ended June 30, 2007 was attributable to decrease in accounting fees as compared to the 2006 period

o For the six months ended June 30, 2007, we incurred consulting fees of $265,800 (including $185,800 of stock-based consulting fees) as compared to $202,522 for the 2006 period, an increase of $63,278 or 31.3%. The increase was primarily attributable to increase use of consultants for investor relations, business development and advisory services during the six months ended June 30, 2007.

o For the six months ended June 30, 2007, we incurred other general and administrative expenses of $451,641 as compared to $388,438 for the 2006 period, an increase of $63,203 or 16.3%. Other general and administrative expenses consisted of the following:

                               For the six months
                                 Ended June 30,
                           -----------  -----------
                              2007         2006
                           -----------  -----------
           Rent            $    60,182  $    50,729
           Insurance            54,440       54,266
           Postage              45,888       37,499
           Printing             37,035       23,405
           Other               254,096      222,539
                           -----------  -----------
           Total           $   451,641  $   388,438
                           ===========  ===========

o Increases in rent of $9,453 are attributable to additional costs we incurred as a result of the acquisition of the dental practice owned by Dr. Dora Vilk-Shapiro, d/b/a Dental Visions where we assumed the leasehold obligation.

o During the six months ended June 30, 2007, we had a decrease in insurance expense of $174 compared to the 2006 period.

o For the six months ended June 30, 2007, postage amounted to $45,888 as compared to $37,499 for the six months ended June 30, 2006, an increase of $8,389 or 22%. This increase was attributable to the mailing of promotional materials to union members in new contracted areas.

o For the six months ended June 30, 2007, printing amounted to $37,035 as compared to $23,405 for the six months ended June 30, 2006, an increase of $13,630. This increase was attributable to the printing of promotional materials for union members in new contracted areas.

o Other general and administrative expenses consisted of casual labor, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses. The increase for the six months ended June 30, 2007 as compared to the 2006 period of $31,557 or 14% is primarily related to an increase in operations.

Other income (expenses):

o For the six months ended June 30, 2007, we recorded gain from settlement of litigation of $190,000. During the second quarter of 2005 we were sued by another dentist who was previously a Direct Dental member. We filed a counterclaim against the Plaintiff. In April 2007, we were successful with our counterclaim and settled the litigation for payment of $190,000.

o For the six months ended June 30, 2007, we recorded amortization of debt issuance costs of $6,685 as compared to $88,400 in the 2006 period. The decrease was primarily attributable to the full amortization of debt issuance cost related to our notes payable with dutchess in the 2006 period as compared to $0 for the six months ended June 30, 2007.

o For the six months ended June 30, 2007, we recorded a loss from the revaluation of a derivative liability of $319,899 which was attributable to a decrease in conversion price of our convertible notes payable from dutchess after its maturity date.

o For the six months ended June 30, 2007, interest expense was $67,790 as compared to $795,051 for the 2006 period, a decrease of $727,261 and was attributable to the amortization of discount on our debenture and convertible note payable in 2006. The amortization of debt discount for the six months ended June 30, 2007 amounted to $2,462 as compared to $620,440 in the 2006 period.

     Our operations for the three months ended June 30, 2007 reflect our overall operations as described above for the six months ended June 30, 2007. These results are similar to the results of our operations for the three months ended June 30, 2006. Costs of services performed were $69,472 as compared to $104,097. Salaries and related taxes and stock-based compensation was $385,006 as compared to $179,298. Professional fees were $36,566 as compared to $70,994. Consulting fees were $94,375 as compared to $55,755 while our total general and administrative expenses were $262,053 as compared to $$192,945,

Net loss

     As a result of these factors, we reported a net loss of $847,989 or $.01 per share for the six months ended June 30, 2007 as compared to net loss of $906,340 or $.03 per share for the 2006 period. Investors should note that as of June 30, 2007, the weighted average number of shares outstanding was 59,113,969 as compared to 36,095,445 for the six months ended June 30, 2006.

     For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 we incurred a net loss of $266,198 with a nominal loss per share as compared to a loss of $868,597 for the three months ended June 30, 2006 and a net loss per share of $.02 based on a weighted average number of shares outstanding of 63,375,969 as compared to 59,113,969. Despite these continuing losses, management remains encouraged in its ability to reduce its ongoing losses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2007, we had cash and accounts receivable of $163,638 and $317,190, respectively. We had total current assets of $526,277 and our total assets were $725,190. We had a working capital deficit as of June 30, 2007 of $2,999,726. Our working capital deficit is primarily attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $268,833, a convertible note payable in the amount of $622,553 and a derivative liability totaling $876,496. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. We are also in default under our lending agreement with Bank of America because we have failed to maintain certain affirmative covenants required under the loan documentation. We did receive notice from Bank of America that we are in default. However, Bank of America following delivery of notice of default, subsequently assigned the obligation to Lehman Brothers Bank (the "Assignee"). We have not received notice from the Assignee regarding the status of the loan. We continue to make the monthly payments as required under the original terms of the loan agreement. Notwithstanding the foregoing, we have designated the entire amount of this liability, as a short term liability.

     In addition to our bank line, Dr. Green, individually and on behalf of the Company signed a one year balloon promissory note in the amount of $250,000 with Black Forest International LLC, which provides for payment of interest at the rate of 10% per annum with principal and interest due on June 19, 2007. The note was secured by Dr. Green's preferred stock. The obligation has been repaid in full. On March 7, 2007, the Company received a loan amounting to $270,000 from Dr. Green for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000. Dr. Green individually signed a 30 year promissory note in the amount of $270,000 with Suntrust Bank, which provides for a monthly equal payment of $2,055 at the rate of 8.4% per annum until March 7, 2037. Dr. George Green, D.D.S., P.A. on behalf of the Company also signed a promissory note in the amount of $50,000 with Community Bank of Broward. The note provides for equal monthly payments of $1,016.66. As a result of the foregoing, the aggregate outstanding bank loan obligations are $895,726 and also a loan payable to Dr. Green of $269,494 .

     We have also recorded a liability for unearned membership fees totaling $411,908.

     To the extent that revenues are insufficient to support ongoing operations, the Company will have to draw against its equity line of credit. With our stock price currently trading below the conversion price of $.092 per share, it is unlikely that Dutchess would convert any portion of the outstanding obligation at the fixed conversion price. Moreover, we were required to deliver Put notices to Dutchess to satisfy the terms and conditions of the $960,000 promissory note. This obligation is in default. In order to satisfy this obligation, we will be required to draw down our equity line of credit. This will require us to issue additional shares of our common stock which will cause further dilution and likely downward pressure on the price of our common stock. Our Common Stock currently trades at approximately $.02 per share. At this price, we have not registered a sufficient number of registered shares available under our equity line of credit to satisfy the outstanding obligation. If the price of our Common Stock continues to decline, we will not have registered a sufficient number of shares of common stock to draw against the equity credit line. Should this happen, we would likely be in default under these obligations.

     As stated above, our loan with Bank of America is in default. The loan was established to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The outstanding principal balance of this note as of June 30, 2007 was $852,724. This obligation has been assigned by Bank of America to Lehman Brothers Bank.

     We have an accumulated deficit of $4,681,496 and a stockholders' deficit of $2,800,813.

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

     On August 11, 2006, George Green, individually and on behalf of the Company, entered into a Promissory Note in the amount of $50,000 with the Community Bank of Broward. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. At June 30, 2007, the principal amount outstanding on this note amounts to $43,002.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

SUBSEQUENT EVENTS

     In June 2007 we signed a Letter of Intent to acquire substantially all of the assets of the Bellflower Dental Group, a large dental practice located in Bellflower, California. The total purchase price is $5 million which is tentatively allocated as follows: $3,000,000 for the assets, $1,500,000 for Accounts Receivable and $500,000 for work in progress. Payment of the $3,000,000 is due at closing. We will not receive any portion of the Accounts Receivable or Work in Progress. We are however obligated to remit these sums for and on behalf of the Seller. Closing of the transaction is subject to execution of a definitive asset purchase agreement and receipt of sufficient financing to close the transaction, of which there can be no assurance.

RISK FACTORS

     We are in default with our two primary lenders.

     As reflected in the notes to our financial statements, we are in default with respect to a note payable and debenture payable due Dutchess Private Equities Fund, LP and an Amended and Restated Promissory Note with Bank of America. Following the occurrence of the default, Bank of America assigned the obligation to Lehman Brothers Bank. We have not received notice from the assignee regarding the status of the loan. While we hope to enter into some type of forebearance agreement with these lenders, there can be no assurance that either will agree to any new terms or conditions which we propose. Lehman Brothers, as the assignee of the Bank of America obligation, has a lien on our assets. If Lehman Brothers were to foreclose on this lien or Dutchess were to exercise its default remedies, we risk foreclosure on the lien or the attachment of our future revenue streams. If this should occur, it is unlikely that we would be able to continue our operations without additional financing of which there can be no assurance.

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



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three month period covered by this report, we issued the following unregistered securities:

         Date   Title      Number       Consideration
        ------- -----    ---------      -----------------
        5/09/07  C/S     2,000,000      Services Rendered
        6/18/07  C/S     2,000,000      Services Rendered
        6/20/07  C/S     3,000,000      Services
        6/26/07  C/S       300,000      Services

     The shares of common stock set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Act. The shares were valued on the date of grant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     We have received a notice of default with respect to our amended and restated promissory note with Bank of America. This obligation has been subsequently assigned by Bank of America to Lehman Brothers. As a result, we have characterized our line of credit with Lehman Brothers as a short term liability. Although we are current with all monthly payments, we have failed to maintain certain covenants required under the loan documentation. We have not had any discussions with Lehman Brothers bank regarding this matter.

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

                           UNION DENTAL HOLDINGS, INC.


Dated:  August 13, 2007        By: /s/ George D. Green
                              -----------------------
                              George D. Green
                              Chief Executive Officer, President and Director