Form 10QSB
period 2007-09-30
UNION DENTAL HOLDINGS, INC.
filed 2007-11-14
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 89,414,013 shares at November 5, 2007

Transitional Small Business Disclosure Format (Check one): Yes [_] No [x]

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                           UNION DENTAL HOLDINGS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited)
         As of September 30, 2007............................................ 4
Consolidated Statements of Operations (Unaudited)
         For the Three and Nine Months Ended September 30, 2007 and 2006..... 5
Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2007 and 2006............... 6

Notes to Unaudited Consolidated Financial Statements........................  7

Item 2 - Management's Discussion and Analysis or Plan of Operation.......... 25

Item 3 - Controls and Procedures............................................ 33

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................. 34

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........ 34

Item 3 - Defaults Upon Senior Securities.................................... 34

Item 4 - Submission of Matters to a Vote of Security Holders................ 34

Item 5 - Other Information.................................................. 34

Item 6 - Exhibits and Reports filed on Form 8-K............................. 34

Signatures.................................................................. 35

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               September 30, 2007
                                   (Unaudited)
                ASSETS
CURRENT ASSETS:
  Cash                                                                          $          6,165
  Accounts receivable, less allowance for doubtful accounts of $109,600                  223,564
  Inventory of supplies                                                                   39,730
  Prepaid expenses and other current assets                                                5,218
                                                                                ----------------
Total current assets                                                                     274,677

Property and equipment, net                                                              181,210
Other assets                                                                               1,680
                                                                                ----------------
Total Assets                                                                    $        457,567
                                                                                ================
                LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Convertible notes payable                                                    $        586,408
   Convertible debenture payable                                                         275,533
   Notes payable                                                                         824,340
   Loan payable - related party                                                          268,978
   Line of credit                                                                            650
   Accounts payable                                                                       74,524
   Accrued expenses                                                                      103,894
   Unearned membership fees                                                              260,781
   Derivates liability                                                                   614,798
                                                                                ----------------
Total current liabilities                                                              3,009,906
                                                                                ----------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    3,000,000 shares issued and outstanding)                                                 300
  Common stock ($.0001  Par value; 300,000,000 share authorized;
   82,471,376 shares issued and outstanding)                                               8,247
  Additional paid-in capital                                                           3,590,083
  Accumulated deficit                                                                 (4,642,508)
  Shareholder transactions                                                            (1,489,711)
  Less: Deferred compensation                                                            (18,750)
                                                                                ----------------
Total shareholders' deficit                                                           (2,552,339)
                                                                                ----------------
Total liabilities and shareholders' deficit                                     $        457,567
                                                                                ================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three Months Ended           For the Nine Months Ended
                                                                    September 30,                      September 30,
                                                          --------------------------------  ----------------------------------
                                                              2007             2006              2007                2006
                                                          --------------- ----------------  ----------------  ----------------
                                                            (Unaudited)     (Unaudited)       (Unaudited)        (Unaudited)

Revenues, net                                             $       566,497 $       506,950  $       1,755,873  $       1,595,293
Other revenue                                                           -               -            190,000                  -
                                                          --------------- ---------------  -----------------  -----------------
    Total Revenues                                                566,497         506,950          1,945,873          1,595,293

Operating expenses:
   Cost of services performed                                      92,796         113,604            247,434            353,722
Salaries and related taxes and stock-based compensation           312,842         361,013          1,157,026            763,635
Depreciation and amortization                                      17,037          16,901             50,776             50,707
Professional fees                                                  53,270          27,004            136,293            110,575
Consulting fees                                                    60,500         238,389            326,300            440,911
Other general and administrative                                  170,357          77,113            621,998            465,551
                                                          --------------- ---------------  -----------------  -----------------
     Total operating expenses                                     706,802         834,024          2,539,827          2,185,101
                                                          --------------- ---------------  -----------------  -----------------

Loss from operations                                             (140,305)       (327,074)          (593,954)          (589,808)
                                                          --------------- ---------------  -----------------  -----------------
Other income (expense):
   Amortization of debt issuance costs                                  -         (33,250)            (6,685)          (121,650)
   Gain (loss) from valuation of derivatives liability            209,345          66,276           (110,554)           306,121
Interest income                                                     1,304               -              1,338                  -

Interest expense                                                  (31,356)       (386,429)           (99,146)        (1,181,480)
                                                          --------------- ---------------  -----------------  -----------------
     Total other income (expense)                                 179,293        (353,403)          (215,047)          (997,009)
                                                          --------------- ---------------  -----------------  -----------------
Loss before provision for income taxes                             38,988        (680,477)          (809,001)        (1,586,817)
Income tax expense                                                      -               -                  -                  -
                                                          --------------- ---------------  -----------------  -----------------
Net loss                                                  $        38,988 $      (680,477) $        (809,001) $      (1,586,817)
                                                          =============== ===============  =================  =================
Net loss per common share:
   Net loss per common share - basic and diluted          $             - $          (0.02) $          (0.01) $           (0.04)
                                                          =============== ================  ================  =================

   Weighted average common shares outstanding - basic          73,902,128       40,385,304        64,097,524          37,541,111
                                                          =============== ================  ================  ==================
   Weighted average common shares outstanding - diluted       211,732,112       40,385,304        64,097,524          37,541,111
                                                          =============== ================  ================  ==================


     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                -------------------------------------------
                                                                                       2007                   2006
                                                                                ---------------------  --------------------
                                                                                    (Unaudited)             (Unaudited)
Cacsh Flows From Operating Activities:
  Net loss                                                                      $            (809,001) $         (1,586,817)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                50,777                50,707
  Stock-based compensation and consulting                                                     650,346               253,888
  Common stock issued for interest                                                                  -                39,880
  Amortization of debt issuance costs                                                           6,685               121,650
  Amortization of discount of debenture and note payable                                        2,463               955,611
  Gain (loss) from valuation of derivatives                                                   110,554              (306,121)
Changes in assets and liabilities:
  Accounts receivable                                                                          46,580                 9,167
  Inventory of supplies                                                                             -                (5,676)
  Prepaid expenses and other current assets                                                      (385)                2,278
Other assets                                                                                        -                 8,700
  Accounts payable                                                                                939                 6,182
  Accrued expenses                                                                             19,915               257,871
  Accrued interest included in note payable                                                    19,774                     -
  Due to related parties                                                                       (3,000)                    -
Customer deposits                                                                                   -                41,314
  Unearned membership fees                                                                    (84,710)              (58,113)
                                                                                --------------------- ---------------------
Net cash provided by (used in) operating activities                                            10,937              (209,479)
                                                                                --------------------- ---------------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                           (1,016)                    -
                                                                                --------------------- ---------------------
      Net cash used in investing activities                                                    (1,016)                    -
                                                                                --------------------- ---------------------
Cash Flows From Financing Activities:
  Net proceeds from sales of common stock                                                      50,025               173,366
  Proceeds from note payable                                                                   35,025                50,000
  Proceeds from loan payable - related party                                                  270,000                     -
  Line of credit                                                                                  650                     -
  Payments on debenture payable                                                                     -              (116,972)
  Payments on loans payable - related party                                                    (1,022)                    -
  Payments on convertible note payable                                                              -              (240,000)
  Payments on notes payable                                                                  (475,990)             (208,272)
                                                                                --------------------- ---------------------
     Net cash provided by (used in) financing activities                                     (121,312)             (341,878)
                                                                                --------------------- ---------------------
Net increase (decrease) in cash                                                              (111,391)             (551,357)
Cash - beginning of year                                                                      117,556               557,272
                                                                                --------------------- ---------------------
Cash - end of period                                                            $               6,165 $               5,915
                                                                                ===================== =====================
Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                                      $             103,425 $              55,868
                                                                                ===================== =====================
Cash payments for income taxes                                                  $                   - $                   -
                                                                                ===================== =====================
Non-cash investing and financing activities:

Issuance of common stock for debt and accrued interest                          $             156,023 $               6,900
                                                                                ===================== =====================
Reclassification of derivative liability to equity                              $             220,819 $             196,108
                                                                                ===================== =====================
Common stock issued in connection with accrued services                         $              75,278 $                   -
                                                                                ===================== =====================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto and other pertinent information contained in Form 10-KSB of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $109,600.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2007.

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

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented during the nine months ended September 30, 2007 and 2006 because it is anti-dilutive. The Company's common stock equivalents at September 30, 2007 include the following:

         Convertible debentures            27,553,304
         Derivatives options              110,276,680
         Options                            1,508,000
         Warrants                           1,304,348
                                       --------------
                                          140,642,332
                                       ==============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share (continued)

The following table presents a reconciliation of basic and diluted earnings per share:

                                                 For the three Months Ended
                                                     September 30,
                                                 2007               2006
                                              --------------- ---------------
Net income (loss)                             $        38,988 $      (680,477)
Weighted average shares outstanding - basic        73,902,128      40,385,304
Income (loss) per share - basic               $          0.00 $         (0.02)
                                              =============== ===============

Net income (loss)                                      38,988        (680,477)
Impact of assumed conversions
    Derivative (income) expense                       (209,345)
                                              ---------------- ----------------
Net loss - diluted                            $       (170,357)$       (680,477)

Weighted average shares outstanding - basic         73,902,128       40,385,304
Effect of dilutive securities
   Convertible debentures                           27,553,304                -
   Derivatives options                             110,276,680                -
                                              ---------------- ----------------
Weighted average shares outstanding- diluted       211,732,112       40,385,304
                                              ================ ================
Income (loss) per share - diluted             $           0.00 $          (0.01)
                                              ================ ================

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

DDS selects certain dentists in selected geographical areas to represent the Company. The dentist enters into an exclusive agreement with DDS for an annual management services fee, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Revenues from membership fees are recognized over the term of the contract. Unearned membership fees at September 30, 2007 amounted to $260,781 and will be recognized as revenues over their respective term of contract.

The Company recognizes revenue from its dental practice when dental services are provided.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. During the nine month period ended September 30, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. The Company has not experienced any losses in such accounts through September 30, 2007.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the nine months ended September 30, 2007, the Company did not grant any stock options.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consist of the following:

                                          Useful Life
                                          -----------
      Computer equipment                    5 Years       $    9,695
      Office equipment                      5 years          424,747
      Office furniture and fixtures         7 Years           62,128
      Leasehold improvements                10 Years          30,593
                                                          ----------
                                                             527,163
      Less accumulated depreciation                         (345,953)
                                                          ----------
                                                          $  181,210
                                                          ==========

For the nine months ended September 30, 2007 and 2006, depreciation expense amounted to $50,777 and $50,707, respectively.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At September 30, 2007, the Company revalued this derivative liability. For the nine months ended September 30, 2007, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $142,910. For the nine months ended September 30, 2007 and 2006, amortization of the discount on debenture amounted to $0 and $223,548. Additionally, during the year ended December 31, 2006, the Company issued 75,000 shares of its common stock for settlement of $6,900 of the debenture.

The convertible debenture liability is as follows at September 30, 2007:


Convertible debentures payable               $       275,533
Less: unamortized discount on debentures                   -
                                             ---------------
Convertible debentures, net                  $       275,533
                                             ===============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

For the nine months ended September 30, 2007, the Company delivered Put Notices to draw on the equity line of credit. In connection with these puts, the Company issued 1,691,360 shares of common stock for net proceeds of $50,025.


NOTE 5 - CONVERTIBLE  NOTE PAYABLE

On December 22, 2005, the Company signed a promissory note (the "Note") in favor of Dutchess Private Equities Fund, LP (the "Investor"), in the amount of $960,000 (the "Face Amount") and received gross proceeds in the amount of $800,000 less $60,075 in fees associated with the financing for net proceeds of $739,925. The Company is obligated to repay the Investor the Face Amount on or before December 23, 2006. There is no stated interest rate on the Note and interest has been imputed at a rate of 32% per annum. Payments are to be made by the Company from each Put from the Company's Equity Credit Line (see note 4) with the Investor. The Company is obligated to pay the Investor the greater of

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 5 - CONVERTIBLE  NOTE PAYABLE (continued)

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the nine months ended September 30, 2007, the Company revalued this derivative liability. For the nine months ended September 30, 2007, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $253,464 and reclassified $220,819 of the derivative liability to paid-in capital due to the payment of the debenture. For the nine months ended September 30, 2007, amortization of the discount on the note amounted to $2,463.

The note payable is as follows at September 30, 2007:

     Note payable                         $     586,408
     Less: unamortized discount on note               -
                                          -------------
     Note payable, net                    $     586,408
                                          =============


NOTE 6 - NOTES PAYABLE

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at September 30, 2006) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of September 30, 2007, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At September 30, 2007, the principal amount outstanding on this note amounts to $783,524.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 6 - NOTES PAYABLE (continued)

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. This note is personally guaranteed by the Company's CEO. At September 30, 2007, the principal amount outstanding on this note amounts to $40,816.

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


NOTE 7 - LINE OF CREDIT

On May 16, 2007, the Company was issued a $100,000 line of credit with SunTrust Bank. The line of credit bears an annual interest rate of 8.25% and interest is payable monthly. The balance of the line of credit was $650 as of September 30, 2007.


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

On March 7, 2007, the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000 (see Note 6). The Company's CEO individually signed a 30 year promissory note in the amount of $270,000 with SunTrust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037 and is secured by a personal asset owned by the Company's CEO. The loan from the Company's CEO calls for the Company to make equal monthly payments. In the event of a default, all payments under the loan shall become immediately due and payable. The loan represents an unsecured obligation of the Company. At September 30, 2007, the principal amount outstanding on this loan amounts to $268,978.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

Common Stock

On January 4, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.044 per share or $11,000. In connection with the issuance of these shares, the Company recorded consulting fees of $11,000 for business development services performed.

On January 5, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $11,250. In connection with the issuance of these shares, the Company recorded professional fees of $11,250 for professional services performed.

On January 5, 2007, the Company issued 400,000 shares of common stock for services rendered to three employees of the Company. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $18,000. In connection with the issuance of these shares, the Company recorded stock based compensation expense of $18,000.

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

On January 24, 2007, the Company issued 500,000 restricted shares of common stock for advisory and business development services in connection with a 240-day consulting agreement entered on October 20, 2006. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $22,500. In connection with the issuance of these shares, for the nine months ended September 30, 2007, the Company recorded consulting expense of $22,500.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

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

The Company agreed to issue 3,000,000 shares of common stock for investor relation services in connection with a 60-day consulting agreement entered on May 14, 2007. The Company issued 2,000,000 shares at the date of agreement and the 1,000,000 shares were issued in September 2007. The Company valued these common shares at the fair market value on the date of grant at $.025 per share or $75,000. In connection with the issuance of these shares, for the nine months ended September 30, 2007, the Company recorded consulting expense of $56,250 and deferred consulting fees of $18,750 to be amortized over the service period.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

On June 20, 2007, the Company issued 2,000,000 restricted shares of common stock for investor relation services in connection with a 30-day consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $.021 per share or $42,000. In connection with the issuance of these shares, for the nine months ended September 30, 2007, the Company recorded consulting expense of $42,000.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

On September 27, 2007, the Company issued an aggregate 4,000,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.01 per share or $40,000. In connection with issuance of these shares, the Company recorded stock based compensation expense of $40,000.

In September 2007, the Company issued 1,518,554 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.01 per share or $15,489. In connection with issuance of these shares, the Company recorded professional fees of $15,489 for professional services performed.

During the three months ended September 30, 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $36,144 for which the Company issued 2,853,000 shares of its common stock to Dutchess.

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

A summary of the stock options as of September 30, 2007 and changes during the periods is presented below:

                                                           Weighted Average
                                       Number of Options    Exercise Price
                                       -----------------  -----------------
   Balance at beginning of year               1,508,000   $            0.16
   Granted                                            -                   -
   Exercised                                          -                   -
   Forfeited                                          -                   -
                                       ----------------   -----------------
   Balance at end of the period               1,508,000   $            0.16
                                       ================   =================
   Options exercisable at end of the
   period                                     1,508,000   $            0.16
                                       ================   =================
   Weighted average fair value of
   options granted during the year                        $               -

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Stock Options (continued)

The following information applies to options outstanding at September 30, 2007:

               Options Outstanding                      Options Exercisable
---------------------------------------------   --------------------------------
                             Weighted
                              Average        Weighted                Weighted
 Range of                   Remaining        Average                   Average
 Exercise    Number          Contractual    Exercise       Number    Exercise
   Price     Outstanding    Life (Years)      Price     Exercisable     Price
-----------  ------------   ------------    ---------  ------------  --------
$ 0.13-0.15       950,000       3.25        $    0.14       950,000  $   0.14
$0.20-.0.25       525,000       1.00        $    0.21       525,000  $   0.21
$      0.50        33,000       2.25        $    0.50        33,000  $   0.50
             -------------                  ---------  ------------  --------
                1,508,000                   $    0.16     1,508,000  $   0.16
             =============                  =========  ============  ========

Common Stock Warrants

In November and December 2005, in connection with a debenture payable, the Company granted 1,304,348 warrants to purchase 1,304,348 shares of common stock at $0.092 per share. The warrants expire on the three-year anniversary of the date of issuance.


NOTE 10 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,642,508 and a working capital deficit of $2,735,229 at September 30, 2007 and net losses for the nine months ended September 30, 2007 of $809,001. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has notes payable to a bank and a third party. Additionally, during the nine months ended September 30, 2007, the Company has a loan payable with the Company's CEO (see Note 8). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007



NOTE 12 - SUBSEQUENT EVENTS

In October, 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $44,129 for which the Company issued in aggregate 4,879,000 shares of its common stock to Dutchess.

In October 2007, the Company issued 700,000 shares of common stock for accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $.01 per share or $7,000. In connection with issuance of these shares, the Company recorded professional fees of $7,000 for professional services performed.








                [Balance of this page intentionally left blank.]

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

     For the year ended December 31, 2006, the Company delivered Put Notices to draw on the equity line of credit. In connection with our Put Notices, the Company issued 2,257,496 shares of our Common Stock and received net proceeds of $173,366.

     For the nine months ended September 30, 2007, the Company delivered Put Notices to draw on the equity line of credit. In connection with our Put Notices, the Company issued 1,691,360 shares of our Common Stock and received net proceeds of $50,025.

     Because of the significant decline in the price of our common stock since the execution of our Line of Credit with Dutchess, it is unlikely that we will be able to draw down the entire $5,000,000. Through September 30, 2007, we have issued 31,221,019 shares of our Common Stock to Dutchess and received $203,708. As a result, we may have to obtain additional operating capital from other sources to enable us to execute our business plan. We anticipate that we may be able to obtain a portion of any additional required working capital through the private placement of Common Stock to domestic accredited investors pursuant to Regulation D of the Securities Act of 1933, as amended. We may also rely on the exemption afforded by Regulation S of the Securities Act of 1933, as amended, and solicit non-U.S. citizens. There is no assurance that we will obtain the additional working capital that we need through the private placement of our Common Stock. Such financing may not be available in sufficient amounts or on terms acceptable to us. We may also seek institutional financings interested in equity participation. There can be no assurance that we will be able to identify these equity financing sources on terms acceptable to the Company.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

     For the three and nine months ended September 30, 2007, we generated revenues of $566,497 and $1,755,873 as compared to $506,950 and $1,595,293 for the three and nine months ended September 30, 2006, an increase of approximately 12% and 10% respectively. This increase in revenues is attributable to both increased revenues which we generated from the dental practice and an increase in the number of participating dental service providers as we continue to expand our network of local, regional and national agreements with unions to provide discounted dental services to their members. Additionally, for the nine months ended September 30, 2007, we recorded other revenue from the settlement of litigation of $190,000. During the second quarter of 2005 we were sued by another dentist who was previously a Direct Dental member. We filed a counterclaim against the Plaintiff. In April 2007, the Company was successful with the counterclaim and settled the litigation for payment of $190,000.

Operating Expenses

     The Company's total operating expenses increased $354,726 or 16% for the nine months ended September 30, 2007 as compared to the 2006 period. These increases include:

     o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the nine months ended September 30, 2007, the cost of services performed were $247,434 as compared to $353,722 for the 2006 period, a decrease of $106,288 or 30%. This decrease was primarily due to the result of a decrease in lab expenses of approximately $93,000 due to the performance of certain lab procedures in-house, a decrease in dental personnel employed of approximately $4,000 and a decrease in dental supplies of approximately $9,000.
     o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the nine months ended September 30, 2007, salaries, related taxes and stock-based compensation costs were $1,157,026 as compared to $763,635 for the 2006 period, an increase of $393,391 or 51.5%. The increase in salaries relates to adding additional personnel and normal wage increases including additional staff personnel resulting from the acquisition of the assets of Dental Visions. Additionally, we recognized stock based compensation of $313,685 for the nine months ended September 30, 2007 attributable to the fair value of common shares issued for services to our CEO and certain employees.
     o For the nine months ended September 30, 2007, we recorded depreciation expense of $50,776 as compared to $50,707 for the 2006 period. We purchase additional computer equipment during the nine months ended September 30, 2007 amounting to $1,016.
     o For the nine months ended September 30, 2007, we incurred professional fees of $136,293 as compared to $110,575 for the 2006 period, an increase of $25,718 or 23%. The increase during the nine months ended September 30, 2007 was attributable to increase in accounting fees associated with potential acquisitions as compared to the 2006 period.

     o For the nine months ended September 30, 2007, we incurred consulting fees of $326,300 (including $251,300 of stock-based consulting fees) as compared to $440,911 for the 2006 period, a decrease of $114,611 or 26%. The decrease was primarily attributable to a decrease in use of consultants for investor relations, business development and advisory services during the nine months ended September 30, 2007.
     o For the nine months ended September 30, 2007, we incurred other general and administrative expenses of $621,998 as compared to $465,551 for the 2006 period, an increase of $156,447 or 33.6%. Other general and administrative expenses consisted of the following:

                                        For the nine months
                                        Ended September 30,
                                   ----------------------------
                                         2007           2006
                                   ------------    ------------
          Rent                       $   90,304      $   73,413
          Insurance                      90,392          93,000
          Postage                        60,892          40,871
          Printing                       41,600          38,634
          Other                         338,810         219,633
                                   ------------    ------------
          Total                      $  621,998      $  465,551
                                   ============    ============

     o Increases in rent of $16,891 are attributable to additional costs we incurred as a result of the acquisition of the dental practice owned by Dr. Dora Vilk-Shapiro, d/b/a Dental Visions where we assumed the leasehold obligation.
     o During the nine months ended September 30, 2007, we had a decrease in insurance expense of $392 compared to the 2006 period.
     o For the nine months ended September 30, 2007, postage amounted to $60,892 as compared to $40,871 for the nine months ended September 30, 2006, an increase of $20,021 or 49%. This increase was attributable to the mailing of promotional materials to union members in new contracted areas.
     o For the nine months ended September 30, 2007, printing amounted to $41,600 as compared to $38,634 for the nine months ended September 30, 2006, an increase of $2,966. This increase was attributable to the printing of promotional materials for union members in new contracted areas.
     o Other general and administrative expenses consisted of casual labor, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses. The increase for the nine months ended September 30, 2007 as compared to the 2006 period of $119,177 or 54% is primarily related to an increase in operations.

Other income (expenses)

     o For the nine months ended September 30, 2007, we recorded amortization of debt issuance costs of $6,685 as compared to $121,650 in the 2006 period. The decrease was primarily attributable to the full amortization of debt issuance cost related to our notes payable with dutchess in the 2006 period as compared to $0 for the nine months ended September 30, 2007.
     o For the nine months ended September 30, 2007, we recorded a loss from the revaluation of a derivative liability of $110,554 which was attributable to a decrease in conversion price of our convertible notes payable from dutchess after its maturity date.
     o For the nine months ended September 30, 2007, interest expense was $99,146 as compared to $1,181,480 for the 2006 period, a decrease of $1,082,334 and was attributable to the amortization of discount on our debenture and convertible note payable in 2006. The amortization of debt discount for the nine months ended September 30, 2007 amounted to $2,462 as compared to $955,611 in the 2006 period.

     Our operations for the three months ended September 30, 2007 reflect our overall operations as described above for the nine months ended September 30, 2007. These results are similar to the results of our operations for the three months ended September 30, 2006. Costs of services performed were $92,796 as compared to $113,604. Salaries and related taxes and stock-based compensation were $312,842 as compared to $361,013. Professional fees were $53,270 as compared to $27,004. Consulting fees were $60,500 as compared to $238,389 while our total general and administrative expenses were $170,357 as compared to $$77,113,

Net Income/Loss

     As a result of these factors, we reported a net loss of $809,001 or $.01 per share for the nine months ended September 30, 2007 as compared to net loss of $1,586,817 or $.04 per share for the 2006 period. Investors should note that as of September 30, 2007, the weighted average number of shares outstanding was 64,097,524 as compared to 37,541,111 for the nine months ended September 30, 2006.

     For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 we incurred a net income of $38,988 with a basic and diluted net income per share of $0 as compared to a loss of $(680,477) for the three months ended September 30, 2006 and a net loss per share of $.02 based on a basic weighted average number of shares outstanding of 73,902,128 as compared to 40,385,304 for the three months ended September 30, 2006. Investors should note that we incurred a loss from operations of $(140,305) for the three months ended September 30, 2007 as compared to a loss from operations of $(327,074). While we have significantly reduced our operating losses from the comparable period in 2006, the principal reason for our first quarterly profit was a gain of $209,345 we incurred as a result of the valuation of our derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2007, we had cash and accounts receivable of $6,165 and $223,564, respectively. We had total current assets of $274,677 and our total assets were $457,567. We had a working capital deficit as of September 30, 2007 of $2,735,229. Our working capital deficit is primarily attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $275,533, a convertible note payable in the amount of $586,408 and a derivative liability totaling $614,798. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. We are also in default under our lending agreement with Bank of America because we have failed to maintain certain affirmative covenants required under the loan documentation. We did receive notice from Bank of America that we are in default. However, Bank of America following delivery of notice of default, subsequently assigned the obligation to Lehman Brothers Bank (the "Assignee"). We have not received notice from the Assignee regarding the status of the loan. We continue to make the monthly payments as required under the original terms of the loan agreement. Notwithstanding the foregoing, we have designated the entire amount of this liability, as a short term liability.

     In addition to our bank line, Dr. Green, individually and on behalf of the Company signed a one year balloon promissory note in the amount of $250,000 with Black Forest International LLC, which provides for payment of interest at the rate of 10% per annum with principal and interest due on June 19, 2007. The note was secured by Dr. Green's preferred stock. The obligation has been repaid in full. On March 7, 2007, the Company received a loan amounting to $270,000 from Dr. Green for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000. Dr. Green individually signed a 30 year promissory note in the amount of $270,000 with Suntrust Bank, which provides for a monthly equal payment of $2,055 at the rate of 8.4% per annum until March 7, 2037. Dr. George Green, D.D.S., P.A. on behalf of the Company also signed a promissory note in the amount of $50,000 with Community Bank of Broward. The note provides for equal monthly payments of $1,016.66. As a result of the foregoing, the aggregate outstanding bank loan obligations are $824,340 and also a loan payable to Dr. Green of $268,978.

     We have also recorded a liability for unearned membership fees totaling $260,781.

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

     As stated above, our loan with Bank of America is in default. The loan was originally established with Bank of America to finance our ongoing operations and as a result of our agreement in December 2004 to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The outstanding principal balance of this note as of September 30, 2007 was $783,524. This obligation has been assigned by Bank of America to Lehman Brothers Bank.

     We have an accumulated deficit of $4,642,508 and a stockholders' deficit of $2,552,339.

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

     On August 11, 2006, George Green, individually and on behalf of the Company, entered into a Promissory Note in the amount of $50,000 with the Community Bank of Broward. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. At September 30, 2007, the principal amount outstanding on this note amounts to $40,816.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

Bellflower Dental

     In June 2007 we signed a Letter of Intent to acquire substantially all of the assets of the Bellflower Dental Group, a large dental practice located in Bellflower, California for a purchase price of $5 million. After further negotiations with the Seller, we could not come to terms on a definitive agreement nor were we able to secure adequate financing in a timely manner to satisfy the Seller.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three month period covered by this report, we issued the following unregistered securities: . Date Title Number Consideration

        9/14/07     C/S    1,000,000        Services Rendered
        9/28/07     C/S    3,000,000(2)     Services Rendered

(1) The shares were issued to a consultant for consulting services rendered. The shares were issued pursuant to an exemption from registration under
     Section 4(2) of the Act.
(2)  The Shares were issued for services rendered by an officer of the Company.

     Also during the three months ended September 30, 2007, we issued a total of 2,853,000 shares of our common stock representing payment of interest to Dutchess Private Equities Fund II, L.P. pursuant to our equity line of credit.

     Also during the period ended September 30, 2007, we issued a total of 2,518,554 shares of common stock to several different consultants. These shares were valued at $.01 per share and issued pursuant to the Company's 2007/08 Equity Compensation Plan which was filed on Form S-8 on September 26, 2007.

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


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     During the period covered by this report there were no reports filed on Form 8-k.

Exhibit
No.     Description
------ -------------------------------
31.1   Section 302 Certification of the Principal Executive Officer *
31.2   Section 302 Certification of the Principal Financial Officer *
32.1   Section 906 Certification of Principal Executive Officer *
32.2   Section 906 Certification of Principal Financial and Accounting Officer *
----------
* Filed herewith



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           UNION DENTAL HOLDINGS, INC.

Dated:  November 13, 2007        By: /s/ George D. Green
                                 -----------------------------------
                                 George D. Green
                                 Chief Executive Officer, President and Director