Form 10KSB
period 2007-12-31
UNION DENTAL HOLDINGS, INC.
filed 2008-03-31
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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



State issuer's revenues for its most recent fiscal year ended December 31, 2007:
$2,593,176



Of the 109,722,510 shares of our common stock issued and outstanding as of March 7, 2008 approximately 76,582,310 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of $0.006 of our Common Stock as reported on the OTC Bulletin Board on March 7, 2008 was approximately $459,494.



                       DOCUMENTS INCORPORATED BY REFERENCE

Post Effective Registration Statement No. 3 filed on August 16, 2007



Transitional Small Business Disclosure Format (check one):     Yes |X| No |_|

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


Item 1. Description of Business

     (a) Business Overview: We are a Florida corporation. We operate a dental office and provide a network of dental providers who provide services to union members through our two wholly owned subsidiaries, Union Dental Corp. ("UDC") and Direct Dental Services, Inc. ("DDS").

     DDS operates a dental practice in Coral Springs, Florida. UDC operates a network of duly licensed dental providers (the "Dental Referral") who provide dental services through the network to union members in accordance with arrangements between UDC and various unions.

     (b) Funding Agreements: On August 17, 2005, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P.. Pursuant to this Agreement, Dutchess will commit to purchase up to $5,000,000 (the "Line") of our Common Stock over the course of 36 months ("Line Period"), after a registration statement has been declared effective by the SEC (the "Effective Date"). The amount that we shall be entitled to request from each of the purchase "Puts", shall be equal to either (1) $100,000 or (2) 200% of the averaged daily volume (U.S market only) ("ADV") of our Common Stock for the 20 Trading days prior to the "Put" notice, multiplied by the average of the 3 daily closing prices immediately preceding the Put Date. The Pricing Period shall be the five (5) consecutive trading days immediately after the Put Date. The Market Price shall be the lowest closing bid price of the Common Stock during the Pricing Period. The Purchase Price shall be set at 95% of the Market Price. The Put Date shall be the date that the Investor receives a Put Notice of draw down by us of a portion of the Line. There are put restrictions applied on days between the Put Date and the Closing Date with respect to that Put. During this time, we shall not be entitled to deliver another Put Notice. We shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price. The Minimum Acceptable Price is defined as 75% of the lowest closing bid price of the common stock for the ten
(10) trading day period prior to the Put Date.

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

     We are currently in default with respect to this obligation.

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

     (c) Business of the Company: We operate two subsidiaries, each of which is engaged in various aspects of our business. UDC operates a network of duly licensed dental providers to a network of union members while DDS manages a dental practice in Coral Springs, Florida.

Union Dental Corp.:

     Union Dental Corp. ("UDC") is a Florida corporation that operates a network of duly licensed dental providers (the "Dental Referral") who provide dental services through the network to union members in accordance with arrangements between UDC and various labor unions. UDC is not limited as to the type of labor union which UDC may solicit. UDC charges a annual management services fee to the participating dentists to practice in an "area of exclusivity" for union members. UDC has signed contracts with local unions, such as Communications Workers of America ("CWA"), International Brotherhood of Electrical Workers ("IBEW") and General Electric's International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America ("IUE-CWA").

     UDC also has both regional and national union contracts. Presently, UDC has a contract with the CWA covering its members in 19 states, including employees of AT&T, Lucent, Avaya, Verizon, Bell South, Cingular and SBC/Pactell. We also entered into agreements with the International Brotherhood of Electrical Workers Local #824 in Tampa, Florida and Local # 728 in Ft. Lauderdale, FL and General Electric's International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communications Workers of America Local 761 in Louisville, Kentucky. We have an agreement with the Communications Workers of America ("CWA") Local 1101. This agreement gives us the opportunity for us to build our network of dental providers in New Jersey, Connecticut, Vermont, Rhode Island, New Hampshire, Massachusetts, New Jersey and New York. Our agreement with the Association of Flight Attendants represents our first nationwide agreement. We signed this agreement during 2006. To date, our focus has been to build a network of dental providers around various airport hubs. Once we are established in several hub cities, we will attempt to expand the network to other major airports.

     During 2007, we did not secure contracts with any other union providers. Rather our focus was to further service the needs of our licensed dentists who are providing the dental services to the union member.

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

SEMINARS

     During 2006 we held five seminars where prospective Network members could learn about us and the benefits of Dental Network membership. Management was not satisfied with the results from these seminars when compared to the costs and time needed to host these seminars. As a result, no seminars were held in 2007.

WEB SITE DEVELOPMENT

     We developed a website for use in the expansion of our Dental Network. Our website is used as an informative site, and dental directory, for union patients who are in need of the services offered by the dentists in the network and to locate a network dentist. The website provides patients with information about each member of the Dental Network to better inform the patient of the doctor's professional credentials. The web site is also used to establish a direct link between the patient and the doctor. We believe this approach enhances the dentist-patient relationship, improve patient loyalty, and increase utilization of dental services. We have two websites located at www.uniondental.com and www.uniondentalcorp.com respectively. To date, several unions have hyperlinked their website to our website in order to avail their members more access to the dental benefits offered to them and current information of dental providers in the network.

     We presently derive our sales from the following: (1) sales of the "Areas of Exclusivity" in the selected geographical areas to dentists who provide dental services to the union employees in those specific areas; and (2) operating a dental practice at its corporate headquarters located in Coral Springs, Florida.

     The UDC Dental Network currently consists of approximately 1,800 licensed dentists located in 35 states. The territory served by the Dental Network is divided into geographic areas using a predetermined formula that allocated approximately one general dentist to approximately 1,100 to 1,200 insured union employees which includes their immediate family members. Exclusive areas for specialists are allocated approximately 6,000-8,000 insured union employees, which includes their immediate family members, per specialist. Each member of the Dental Network enters into an annual network provider agreement with DDS for his or her respective Exclusive Area. Consideration paid by the Dental Network member is determined based upon the size of the Exclusive Area and the number of specialties covered under the respective member's contract.

     UDC selects certain dentists in selected geographical areas to represent DDS. The dentists enter into exclusive agreements with DDS for an annual management services which typically range from $3,000 to $6,000. The specific fee which we charge is based on each specialty the dentist provides to the patients on a per office basis. Significantly lower fees may be charged for dental practices covering a large geographic area which employ a large number of participating dentists. We believe that this practice will provide us with greater exposure to the unions, dentists and the public. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Currently, areas of specialties include: (1) General Dentistry (2) Orthodontics (3) Periodontics (4) Pedodontics (5) Endodontics (6) Prosthodontics (7) Oral & Maxillofacial Surgery,
(8) Implants and (9) TMJ.

     Members  of  the  Dental  Network  are  assigned   "areas  of  exclusivity"
established by UDC which grants the Dental Network provider primary responsibility to provide for the general dentistry and specialist services required by covered union members. DDS's Network dentists accept as payment in full for covered services the scheduled amount payable by the applicable union sponsored dental benefit plan together with a relatively small co-payment from the covered union member. The copayment to be paid by the union member is generally substantially lower than the scheduled copayment set forth in the applicable dental benefit plan, resulting in significant savings to the union member.

     During 2007, UDC generated $548,494 in operating revenues.


Direct Dental Services, Inc.:

     Direct Dental Services, Inc. ("DDS") is a Florida corporation that has acquired the assets (minus the client list) of Dr. George D. Green, P.A. effective October 15, 2004. Subsequent thereto, on May 17, 2005, DDS acquired certain assets and assumed certain liabilities of DORA VILK-SHAPIRO, D.M.D., P.A. d/b/a Dental Visions, a Florida corporation ("Dental Vision") for a purchase price of $283,241.

DENTAL PRACTICE

     DDS manages a dental practice in Coral Springs, Florida. The office is run by Dr. George D. Green, a licensed dentist and our chief executive officer. DDS utilizes the services of 18 individuals pursuant to a management agreement with Dr. George D. Green, DDS, P.A. The Coral Springs office is comprised of two licensed dentists, a licensed orthodontist, a licensed associate dentist, two hygienists, four nurses, two office managers, a union dental insurance specialist, a union dental administrative director and four managerial staff members. For the year ended December 31, 2007, DDS generated $1,854,682 in revenues.

ACQUISITION OF ADDITIONAL PRACTICES

     DDS intends to acquire existing dental practices in selected geographical areas throughout the United States to further expand its base of operations by providing additional locations for the benefit of union members.

     In addition to providing services to the various unions, these dental offices will generate fee for services from their normal patient base. We believe that we have developed a unique management system which will enable us to expand the business of any dental practice we acquire. Training will be accomplished by having the licensed dentist train at the corporate headquarters prior to being placed into the newly acquired dental practices. After a period of time the dentist will be evaluated in his/her management skills and operating procedures. At that time, we intend to allow these dentists to purchase the existing dental practice from us, after the completion of a transition period. We intend to finance the acquired business when it is sold to the new dentist. To date, we have acquired one dental practice.

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

EMPLOYEES

     We operate our business through our wholly owned subsidiaries. Dr. Green, our chief executive officer, is the only employee of Union Dental Holdings. DDS employs a total of twenty three (23) individuals that assist in the operation of both Dr. George D. Green, DDS, P.A., its dental laboratory and Union Dental Corp. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations.

AVAILABLE INFORMATION

     Information   regarding  the  Company's  annual  reports  on  Form  10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. We will also supply this information to any shareholder requesting copies of any of the foregoing free of charge. Shareholders should contact our office at (954) 575-2252 if they desire copies of any of our filings with the Securities and Exchange Commission.

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

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

IT IS UNLIKELY THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

     We incurred significant losses in 2007 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully implement our planned operations. There can be no assurance that we will be able to operate profitably.

     It is critical to our success that we continue to devote financial resources to sales and marketing our network of dental providers and to acquire additional dental practices. As a result, we expect that our operating expenses will continue to increase. As we increase spending, there can be no assurance that we will be able to operate on a profitable basis. As a result, we may not be able to sustain profitable operations, or if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     The Company has a limited operating history in connection with its network provider business ("UDC") upon which an evaluation of its future success or failure can be made. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and execute exclusive contracts with the unions and (ii) raise the necessary capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish these objectives.

     Our auditors have issued a going concern opinion based on our financial situation as of December 31, 2007 We have accumulated losses from operations totaling $4,717,766, a working capital deficit of $2,601,221 and a stockholders' deficit of $2,435,522. A significant portion of the operating losses in 2007 is attributable to our salaries and related stock based compensation. Management also continues to invest significant time and money in cultivating closer relationships with the unions, marketing its union contracts with dental practitioners and securing a network of dental providers. Management believes that these steps will result in increased revenues in the coming years. Nevertheless, if we are not able to continue as a going concern, you will likely lose your entire investment.

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

     The principal amount of the Debenture plus accrued interest may be converted at the option of the Dutchess into shares of our common stock at a conversion price equal to $.092. Based on the price of our common stock over the past year, there is very little likelihood that Dutchess will convert any part of the Debenture into shares of our Common Stock.

     Sales of a substantial number of shares of our common stock into the public market by the holder of our Convertible Debenture may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our stock.

     As we draw down the equity line of credit and we issue common stock to Dutchess, such common stock will be purchased by Dutchess at less than the then market price. At such times, Dutchess will have a financial incentive to sell our common stock immediately upon receiving the shares. When Dutchess sells shares of our common stock, the price of our stock could decrease. If our stock price decreases, Dutchess may have a further incentive to sell the shares of our common stock that it holds. Such sales of common stock by Dutchess could cause the market price of our common stock to decline. If Dutchess converts the Convertible Debenture and any accrued interest, we will be required to issue a significant number of additional shares of our common stock. This will result in dilution to the interests of the other holders of our common stock. The resale of our common stock will increase the number of publicly traded shares which could depress the market price of our common stock and thereby affect the ability of our shareholders to realize the current price of our common stock. In addition, as all of the shares we issue to Dutchess will be available for resale, the mere prospect of our sales to them could depress the market price of our common stock.

     With our Common Stock trading at significantly less than the Conversion Price it is unlikely that Dutchess will convert any of its common stock. As a result, we are required to make monthly interest payments of approximately $62,000. We do not have sufficient operating funds to make these monthly interests payments and as a result, we are in default.

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

     The large number of shares issuable under the Investment Agreement may result in a change of control. Provided however, that the holders of our Series A preferred shares will in all likeli.

     We have registered a total of 40,080,763 shares for sale pursuant to the Investment Agreement. Based on our current trading price, and after taking into account the number of shares of common stock which we have already issued pursuant to our equity line of credit, it is unlikely that we will be able to secure even $1 million in financing unless we register additional shares of our common stock. This will result in even further dilution to our common stock and the likelihood of an even lower price of our common stock. Because we are in default under our obligations to Dutchess and the likelihood that we will have to issue to Dutchess a significant amount of additional common stock, Dutchess may be able to exert substantial influence over all matters submitted to a vote of the shareholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination which our shareholders, may view unfavorably.

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


Item 3. Legal Proceedings

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2007, covered by this report.



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

                  Year 2005                 High           Low
                  -------------------      ------         -----
                  First Quarter             $.73          $.17
                  Second Quarter             .21           .08
                  Third Quarter              .22           .10
                  Fourth Quarter             .15           .09

                  Year 2006                 High            Low
                  -------------------      ------          -----
                  First Quarter             $.12           $.08
                  Second Quarter             .08            .02
                  Third Quarter              .10            .07
                  Fourth Quarter             .07            .04

                  Year 2007                 High            Low
                  --------------------     ------          -----
                  First Quarter             $.05           $.027
                  Second Quarter             .034           .022
                  Third Quarter              .03410         .009
                  Fourth Quarter             .014           .007

                  Year 2008                 High            Low
                  --------------------     ------          -----
                  Through March 11          $.01           $.006

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

     (2)Includes 1,304,348 warrants which may be exercised at a price of $.092 per share issued to Dutchess Private Equities Fund II, L.P. and 500,000 warrants which may be exercised at a price of $.20 per share issued to Hawk Associates. Both Dutchess options and the Hawk warrants and the underlying shares were registered as part of our SB-2 registration statement filed with the Securities and Exchange Commission on September 9, 2005.

     (3) Does not include a total of 1,245,000 performance based options of which 997,500 have been granted to George Green and 247,500 granted to a consultant.

Recent  Sales of Unregistered Securities.

     During  the  year  ended   December  31,  2007  we  issued  the   following
unregistered shares of our Common Stock


Date:                      Number of Shares           Valuation

January 4                       250,000                 $11,250
January 12                      300,000                  15,000
January 24                    1,500,000                  67,500
January 24                      250,000                  11,250
January 24                      250,000                  11,250
February 16                   3,000,000                 126,000
May 9                         2,000,000                  54,000
June 18                       2,000,000                  40,000
June 19                       3,000,000                  60,000
June 26                         300,000                   6,000
September 14                  1,000,000                  12,000
September 28                  3,000,000                  30,000
November 8                    2,000,000                  20,000
December 10                   1,000,000                   7,000
December 13                   3,000,000                  19,500

     We, also on January 24, 2007, issued 2 million shares of our preferred stock which we valued at $.001 per share.

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

Use of Proceeds from sale of Registered Securities

     During the year ended December 31, 2007, we received approximately $69,825 in net proceeds from the sale of our registered securities pursuant to the Equity Line of Credit with Dutchess and issued a total of 4,306,452 shares of our common stock. We used these funds for general working capital purposes. We also issued approximately 12,000,000 shares of our Common Stock pursuant to our Equity Compensation Plan which was registered with the Securities and Exchange Commission on Form S-8. The shares were issued to various consultants and employees for services rendered.


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

Plan of Operations

     We operate our business through our two wholly owned subsidiaries, Direct Dental Services, Inc. ("DDS") and Union Dental Corp. ("UDC"). UDC operates a network of duly licensed dental providers. Members of the dental network pay an annual management service fee for the right to be a member of the dental network. DDS operates a dental practice in Coral Springs, Florida. The Company intends to expand its network of dental providers. The Company may also expand and offer participating unions other professional services such as chiropractic and optometrists. The Company may also acquire additional dental practices which the Company believes application of its Dental Practice Management Model will improve operating performance.

     In furtherance thereof during 2007, we spent significant time and money exploring the possible acquisition of a large dental practice in California. Closing of the transaction would have required us to pay the Seller a large sum of cash at Closing. We could not be certain if we could secure the required financing to close on this transaction. As a result, when we were required to to deliver a non-refundable deposit on the purchase of the property, we determined that the risk was too great to put this money at risk and as a result, turned down the potential acquisition without further liability except for the fees and costs we incurred in conducting our due diligence.

     We are currently investigating the possible acquisition of a dental practice in North Carolina. Closing of the transaction will be subject to our further due diligence and securing the required financing. The acquisition of the dental practice will also include real estate

     Management's current focus is the expansion of its dental network. We intend to expand in existing markets primarily by enhancing the operating performance of our existing office, by acquiring dental practices, by adding union contracts in states where we currently do not have union contracts and by developing dental network union contracts with other unions. At this time it is not possible to project what income or expenses will result from the expansion of these services.

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

     In general, the drawdown facility operates as follows: Dutchess, has committed to provide us with up to $5,000,000 as we request over a 36 month period, in return for common stock that we issue to Dutchess. We may, in our sole discretion, during the Open Period deliver a "put notice" (the "Put Notice") to Duchess which states the dollar amount which we intend to sell to Dutchess on the Closing Date. The Open Period is the period beginning on the trading after the Effective Date and which ends on the earlier to occur of 36 months from the Effective Date or termination of the Investment Agreement in accordance with its terms. The Closing Date shall mean no more than seven trading days following the Put Notice Date. The Put Notice Date shall mean the Trading Day immediately following the day on which Dutchess receives a Put Notice, as defined in the agreement.

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

     For the year ended December 31, 2007, the Company delivered Put Notices to draw on the equity line of credit. In connection with our Put Notices, the Company issued 4,306,452 shares of our Common Stock and received net proceeds of $69,825. (See note 4 to our financial statements.)

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

     At December 31, 2007, the balance of the convertible debenture amounted to $586,408.

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

     We are currently in default under the terms and conditions of this Agreement. No notice of Default has been received. (See Footnote 5.)

Results of Operations

FISCAL YEAR ENDED DECEMBER 31, 2007 ("FISCAL 2007") AS COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2006")

Revenues

     For the year ended December 31, 2007 as compared to December 31, 2006 we generated revenue of $2,593,176 as compared to $2,197,099. This increase in revenues is attributable to both increased revenues which we generated from the dental practice and an increase in the number of participating dental service providers as we continue to expand our network of local, regional and national agreements with unions to provide discounted dental services to their members. This increase is partly attributable to revenues of $190,000 which we received in connection with the settlement of a lawsuit.

Operating Expenses

     The Company's total operating expenses increased $135,399 or 4% for the year ended December 31, 2007 as compared to the 2006 period. These increases include:

     o COST OF SERVICES PERFORMED Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For fiscal 2007, the cost of services performed were $329,923 as compared to $447,090 for the 2006 period, a decrease of $117,167 or 26%. This decrease was primarily due to the result of a decrease in lab expenses of approximately $85,000 due to the performance of certain lab procedures in-house and a decrease in dental supplies of approximately $31,000.
     o SALARIES, RELATED TAXES AND STOCK-BASED COMPENSATION Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For fiscal 2007, salaries, related taxes and stock-based compensation costs were $1,522,523 as compared to $1,086,777 for the 2006 period, an increase of $435,746 or 40%. The increase in salaries relates to adding additional personnel and normal wage increases. Additionally, we recognized stock based compensation of $360,760 for fiscal 2007 attributable to the fair value of common shares issued for services to our CEO and certain employees.
     o For fiscal 2007, we recorded depreciation expense of $67,967 as compared to $67,454 for the 2006 period. We purchase additional computer equipment during fiscal 2007 amounting to $1,015 which resulted in a minimal increase in depreciation.
     o For fiscal 2007, we incurred professional fees of $148,816 as compared to $186,538 for the 2006 period, an increase of $37,722 or 20%. The decrease during fiscal 2007 was attributable to decrease in accounting fees.
     o For fiscal 2007, we incurred consulting fees of $392,247 as compared to $567,678 for the 2006 period, a decrease of $175,431 or 31%. The decrease was primarily attributable to a decrease in use of consultants for investor relations, business development and advisory services during fiscal 2007.
     o For fiscal 2007, we incurred other general and administrative expenses of $773,139 as compared to $743,679 for the 2006 period, an increase of $29,460 or 4%. Other general and administrative expenses consisted of rent, insurance, printing, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses. The increase in fiscal 2007 is primarily related to an increase in operations.

Other income (expenses)

     o For fiscal 2007, we recorded amortization of debt issuance costs of $6,685 as compared to $129,028 in the 2006 period. The decrease was primarily attributable to the full amortization of debt issuance cost related to our notes payable with dutchess in the 2006 period as compared to $0 for fiscal 2007.

     o For fiscal 2007, we recorded a loss from the revaluation of a derivative liability of $109,478 as compared to a gain of $437,497 in the 2006 period. The increase in loss from the revaluation of a derivative liability during fiscal 2007 is attributable to a decrease in conversion price of our convertible notes payable from dutchess after its maturity date thereby increasing the number of common stock equivalents.
     o For fiscal 2007, interest expense was $128,260 as compared to $1,419,751 for the 2006 period, a decrease of $1,291,491 and was attributable to the amortization of discount on our debenture and convertible note payable in 2006. The amortization of debt discount for fiscal 2007 amounted to $2,463 as compared to $1,155,610 in the 2006 period. Additionally, the significant decrease in interest expense is primarily attributable to decreasing borrowing costs and repayment obligations as a result of the various financings we have undertaken with Dutchess and to a lesser extent, costs associated with our bank line of credit.

Net Loss

     As a result of these factors, we reported a net loss of $884,259 or $.01 per share for fiscal 2007 as compared to net loss of $2,013,399 or $.05 per share for the 2006 period. Investors should note that as of December 31, 2007, the weighted average number of shares outstanding was 71,501,374 as compared to 40,056,555 for fiscal 2006.

Liquidity and Capital Resources

     At December 31, 2007, we had cash and accounts receivable totaling $340,328. We had total current assets of $405,532. Also, as of December 31, 2007, we had total assets of $571,231 Our total current liabilities at December 31, 2007 were $3,006,753. We have a working capital deficit as of December 31, 2007 of $2,601,221. Our working capital deficit is primarily attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $226,873, a note payable in the amount of $752,899 and a derivative liability in the amount of $613,722. We also have convertible notes payable totaling $586,408. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. (See Footnotes 3,4 and 5 of our financial statements). We are also in default under our lending agreement when we failed to maintain certain affirmative covenants required under the loan documentation. This loan obligation has been subsequently assigned by Bank of America. We have not received any notice of default by the Assignee and we continue to make the required monthly payments. Nevertheless, we have designated the entire amount of this liability, as a short term liability.

     We owe our CEO, George Green, the sum of $268,451. This liability resulted from a loan which he provided the company in the amount of $270,000. Dr. Green individually signed a 30 year promissory note in the amount of $270,000 with Sun Trust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037. (See Footnote 8.)

     We have also recorded a liability for unearned membership fees totaling $333,752.

     To the extent that revenues are insufficient to support ongoing operations, the Company will have to draw against its equity line of credit. With our stock price currently trading below the conversion price of $.092 per share, it is unlikely that Dutchess would convert any portion of the outstanding obligation at the fixed conversion price. Moreover, we were required to deliver Put notices to Dutchess to satisfy the terms and conditions of the $960,000 promissory note. This obligation is in default. In order to satisfy this obligation, we will be required to draw down our equity line of credit. This will require us to issue additional shares of our common stock which will cause further dilution and likely downward pressure on the price of our common stock. Our Common Stock currently trades at approximately $.006 per share. At this price, we have not registered a sufficient number of registered shares available under our equity line of credit to satisfy the outstanding obligation. Based on the current price of our common stock, we have not have registered a sufficient number of shares of common stock to draw against the equity credit line. As such, we will in all likelihood continue to be in default under these obligations.

     We have an accumulated deficit of $4,717,766. We recorded shareholder transactions in 2007 of $1,489,711. As of December 31, 2007 we had a stockholders' deficit of $2,435,522.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

     On August 11, 2006, George Green, individually and on behalf of the Company, entered into a Promissory Note in the amount of $50,000 with the Community Bank of Broward. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. At December 31, 2007, the principal amount outstanding on this note amounts to $38,575.

     On October 20, 2006, George Green, individually and on behalf of the Company entered into a Promissory Note in the amount of $250,000 with, Black Forrest International, LLC a non-affiliated third party. The interest rate on this promissory note is 10% per annum calculated by using a 360 day year. The principal balance and all accrued and unpaid interest was due on June 19, 2007 and was paid in full. The note is secured by certain assets of the Company.

Subsequent Events:

     In January 2008, we exercised a put notice in accordance with our Investment Agreement with Dutchess and repaid principal and accrued interest on its notes payable of $37,501 for which we issued an aggregate of 6,644,496 shares of our common stock to Dutchess.

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

     Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been anti-dilutive for the period ended December 31, 2007 and 2006.

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

     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


Item 7. Financial Statements

     Our financial statements for the year ended December 31, 2007 have been examined to the extent indicated in their reports by Kramer Weisman and Associates, LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


ITEM 8(a)  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer, who is also our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     (b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring
Organizations  of  the  Treadway   Commission  in  Internal   Control-Integrated
Framework.

     Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs one officer who also serves as the Company's sole director, segregation of duties is not possible at this stage in the corporate lifecycle.

     Based on its assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria. There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer and Chief Financial Officer's (or persons performing similar functions) evaluation that could significantly affect these internal controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB, including any corrective actions with regards to significant deficiencies and material weaknesses.


ITEM 8B. OTHER INFORMATION

     None.



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) The following table sets forth the names, ages, positions and address of our current directors and executive officers.

Name             Age   Position(s) with Company                    Election Date
---------------  ---   -----------------------------------         -------------
George D. Green   51   Chief Executive Officer, President,         December 2004
                       Secretary and Director(1)

Business Experience

     Dr. George D. Green 48, is our Chairman, President and Chief Executive Officer of Union Dental Corp. He currently serves as our sole officer and director. He graduated from the University of Miami in 1983. He attended Georgetown University School of Dentistry where he graduated in 1985 with his Doctor of Dental Surgery (DDS) degree. Dr. Green started his general dentistry practice in Florida in 1986 and currently maintains that office. He has been President of the Coral Springs Business Club from 1993-96 and President of the Coral Springs/Parkland Rotary Club from 1996-97. He is the Founder of Union Dental Corp., and has held the management positions of the Company since inception. Dr. Green has been a Dental Network participant since 1992 in General Dentistry, Endodontics and Periodontics. In August 2000, he purchased 50% ownership of DDS and on December 31, 2003, he purchased the remaining 50% of DDS.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2007, 2006, 2005 and 2004 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the hart below, no compensation was paid to these executive officers during these fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                        Long Term Compensation
------------------ ------- -------------------------------------- ---------------------- ---------- -------------
                              Annual Compensation                           Awards        Payouts
------------------ ------- ------------ ---------- -------------- ----------- ----------  --------- -------------
       (a)           (b)       (c)         (d)            (e)         (f)        (g)         (h)        (i)
                                                   Other          Restricted  Securities  LTIP       All Other
Name and                                           Annual         Stock       Underlying  Payouts    Compensation
Principal          Year    Salary ($)   Bonus ($)  Compensation   Award(s)     Options/     ($)         ($)
Position                                           ($)            ($)          SARs(#)
------------------ ------- ------------ ---------- -------------- ----------- ----------  --------- -------------
George D. Green,   2007    114,000
CEO                2006    195,000
                   2005    190,000
                   2004    118,000

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

     In December 2007 the Board of Directors adopted the 2007 Equity Compensation Plan (the "2007 Plan"). The Plan permits the granting of an aggregate of 5,000,000 Shares. The Plan also permits the granting of either incentive or nonstatutory options. The 2007 Plan was filed with the Securities and Exchange Commission on Form S-8 on December 21, 2006. There were no incentive or nonstatutory options granted under the Plan.

Option Grants in Last Fiscal Year to Executive Officers

     The Company did not issue any stock options during 2007 or 2006. In prior years, the Company has issued the following options.

                       Number of       % of Total
                      Securities        Options
                      Underlying       Granted to       Exercise
                        Options         Employees         Price      Expiration
Name                  Granted (#)     in Fiscal Year    ($/sh)          Date
----------------      -----------     --------------    ---------    ----------
George D. Green         500,000*          49.6%          $  0.15         2009

-----------------
* Dr. Green was initially issued 750,000 options at an exercise price of $.60 per share. On December 30, 2005, the Company cancelled these options and issued Dr. Green a total of 500,000 options at an exercise price of $0.15 per share. At the time of the grant, the closing bid price of the Company's common stock was $.10 per share. All options are now fully vested. The Company has issued a total of 1,008,000 options to various employees including Dr. Green.

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

     The following table summarizes the number and dollar value of unexercised stock options at March 1, 2008 for the Named Executive Officers.

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

--------------------------
(1) The closing price of the Company's Shares on March 7, 2008 as reported by OTC Bulletin Board was $0.006 per Share.
* The value of the exercisable and unexercisable options shall be determined upon the date of issuance.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 7, 2008 information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of March 1, 2008 there were issued and outstanding 109,722,510 shares of Common Stock and 1,508,000 Shares of Common Stock issuable upon the exercise of presently exercisable stock options and warrants.

                             Common Stock
                                                     Beneficially Owned
                              Title of          ----------------------------
Name and Address               Class            Number            Percent (4)
--------------------------------------------------------------------------------
George D. Green                 Common         33,140,200(1)(2)(3)   30.2%
1700 University Drive
Coral Springs, FL  33071

All Executive Officers and
Directors as a Group            Common         33,140,200            30.2%
                                                                (One (1) person)
--------------------------------------------------------------------------------

(1) Includes a total of 75,000 and 50,000 shares which Dr. Green transferred to his children, Jacyln and Joshua. However, Dr. Green has disclaimed beneficial ownership of these transferred shares.

(2) Includes options to purchase 500,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of March 15, 2008.

(3)George D. Green holds 3,000,000 shares of our Series A preferred stock that provides for holders to receive 15 votes on all matters brought to a vote of our shareholders.

(4) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 7, 2008. As of March 7, 2008 there were 109,722,510 shares of our common stock issued and outstanding.

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

     In August 2006. Dr. Green, on behalf of the Company, personally guaranteed a promissory note in the amount of $50,000. Also, in October 2006, Dr. Green personally guaranteed a promissory note in the amount of $250,000. In consideration for these personal guarantees, Dr. Green was issued three million shares of our Common Stock.

     In March 2007,  Dr.  Green,  on behalf of the Company,  signed a promissory note in the amount of $270,000 with SunTrust Bank and transferred the proceeds thereof to the Company. The loan carries an interest rate of 8.4% and is paid by the Company on behalf of Dr. Green.


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

16.2      Letter of Consent from DeMeo, Young, McGrath, dated March 31, 2007

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


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     AUDIT FEES. The aggregate fees billed for professional services rendered was $ 26,500 and $50,677 for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

     ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2007 and 2006.

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2007 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

Notes to Consolidated Financial Statements..................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Union Dental Holdings, Inc. and Subsidiaries
Coral Springs, Florida

We have  audited the  accompanying  consolidated  balance  sheet of Union Dental
Holdings, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Union Dental Holdings, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has net losses of $884,259 for the year ended December 31, 2007, had a working capital deficiency of $2,601,221, a shareholders' deficit of $ 2,435,522 and accumulated deficit of $4,717,766 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Kramer, Weisman and Associates, LLP
                                                    Certified Public Accountants
Davie, Florida
March 14, 2008

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2007

                                       ASSETS
CURRENT ASSETS:
  Cash                                                                          $                 13,486
  Accounts receivable, less allowance for doubtful accounts of $109,930                          326,842
  Inventory of supplies                                                                           37,480
  Prepaid expenses and other current assets                                                       27,724
                                                                                ------------------------
Total current assets                                                                             405,532

Property and equipment, net                                                                      164,019
Other assets                                                                                       1,680
                                                                                ------------------------
Total Assets                                                                    $                571,231
                                                                                ========================

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Convertible notes payable                                                    $                586,408
   Convertible debenture payable                                                                 226,873
   Notes payable                                                                                 752,899
   Loan payable - related party                                                                  268,451
   Line of credit                                                                                 20,650
   Accounts payable                                                                               74,395
   Accrued expenses                                                                              129,603
   Unearned membership fees                                                                      333,752
   Derivates liability                                                                           613,722
                                                                                ------------------------
Total current liabilities                                                                      3,006,753
                                                                                ------------------------

Commitments and contingencies                                                                          -

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    3,000,000 shares issued and outstanding)                                                         300
  Common stock ($.0001  Par value; 300,000,000 share authorized;
  103,078,014 shares issued and outstanding)                                                      10,308
  Additional paid-in capital                                                                   3,761,347
  Accumulated deficit                                                                         (4,717,766)
  Shareholder transactions                                                                    (1,489,711)
                                                                                ------------------------
Total shareholders' deficit                                                                   (2,435,522)
                                                                                ------------------------

Total liabilities and shareholders' deficit                                     $                571,231
                                                                                ========================

          See accompanying notes to consolidated financial statements.

                          UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Year Ended December 31,
                                                                    -----------------------------------------
                                                                            2007                  2006
                                                                    -------------------  --------------------

Revenues, net                                                       $          2,403,176 $          2,197,099
Other revenue                                                                    190,000                    -
                                                                    -------------------- --------------------
Total Revenues                                                                 2,593,176            2,197,099

Operating expenses:
   Cost of services performed                                                    329,923              447,090
   Salaries and related taxes and stock-based compensation                     1,522,523            1,086,777
   Depreciation and amortization                                                  67,967               67,454
   Professional fees                                                             148,816              186,538
   Consulting fees                                                               392,247              567,678
   Other general and administrative                                              773,139              743,679
                                                                    -------------------- --------------------
Total operating expenses                                                       3,234,615            3,099,216
                                                                    -------------------- --------------------

Loss from operations                                                            (641,439)            (902,117)
                                                                    -------------------- --------------------

Other income (expense):
   Amortization of debt issuance costs                                            (6,685)            (129,028)
   Gain (loss) from valuation of derivatives liability                          (109,478)             437,497
   Interest income                                                                 1,603                    -
   Interest expense                                                             (128,260)          (1,419,751)
                                                                    -------------------- --------------------
     Total other income (expense)                                               (242,820)           (1,111,282)
                                                                    -------------------- --------------------

Loss before provision for income taxes                                          (884,259)          (2,013,399)
Income tax expense                                                                     -                    -
                                                                    -------------------- --------------------
Net loss                                                            $           (884,259)$         (2,013,399)
                                                                    ==================== ====================

Net loss per common share:
   Net loss per common share - basic and diluted                    $              (0.01)$              (0.05)
                                                                    ==================== ====================
   Weighted average common shares outstanding - basic                         71,501,374           40,056,555
                                                                    ==================== ====================
   Weighted average common shares outstanding - diluted                       71,501,374           40,056,555
                                                                    ==================== ====================

          See accompanying notes to consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
             STATEMENTS OF CHANGES IN SHAREHOLDER' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006



                                                      Preferred Stock           Common Stock
                                                     $.0001 Par Value         $.0001 Par Value
                                                -----------------------------------------------
                                                         Number of            Number of          Paid-in
                                                   Shares      Amount     Shares      Amount     Capital
                                                ----------------------------------------------------------

Balance - December 31, 2005                       1,000,000   $    100   33,676,303  $ 3,368   $ 1,309,007

Sale of common stock in connection with
   equity line of credit                                  -          -    2,257,496      226       173,140
Common stock issued pursuant to debenture
   conversion                                             -          -    1,002,205      100        60,640
Common stock issued for interest                          -          -    1,289,418      129        39,751
Common stock issued for services                          -          -   10,612,000    1,061       669,083
Derivative liabilty reclassified to equity                -          -            -        -       252,033
Amortization of deferred compensation                     -          -            -        -             -
Net loss for the year                                     -          -            -        -             -
                                                ----------------------------------------------------------

Balance - December 31, 2006                       1,000,000        100   48,837,422    4,884     2,503,654


Sale of common stock in connection
 with equity line of credit                               -          -    4,306,452      431        69,394
Common stock issued pursuant to debenture
 conversion                                               -          -    7,574,040      758       155,265
Common stock issued for accrued interest
 on convertible  notes                                    -          -    7,510,100      751        63,124
Preferred stock issued for personally
 guaranteeing loans                               2,000,000        200            -        -          (200)
Common stock issued for services                          -          -   33,194,450    3,319       674,178
Common stock issued for accrued services                  -          -    1,655,550      165        75,113
Derivative liabilty reclassified to equity                -          -            -        -       220,819
Amortization of deferred compensation                     -          -            -        -             -
Net loss for the year                                     -          -            -        -             -
                                                ----------------------------------------------------------

Balance -December 31, 2007                        3,000,000    $   300  103,078,014  $10,308    $3,761,347
                                                ==========================================================

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
             STATEMENTS OF CHANGES IN SHAREHOLDER' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
                                  (Continued)

   Additional                                               Total
   Accumulated       Shareholder       Deferred           Stockholders'
   Deficit         Transactions      Compensation     Equity (Deficit)
-------------------------------------------------------------------------

   $ (1,820,108)     $  (1,489,711)     $  (14,970)   $     (2,012,314)


              -                  -               -             173,366

              -                  -               -              60,740
              -                  -               -              39,880
              -                  -        (150,000)            520,144
              -                  -               -             252,033
              -                  -          83,720              83,720
     (2,013,399)                 -               -          (2,013,399)
-------------------------------------------------------------------------

       (3,833,507)       (1,489,711)       (81,250)         (2,895,830)

                -                 -              -               69,825

                -                 -              -              156,023

                -                 -              -               63,875

                -                 -              -                    -
                -                 -       (139,500)             537,997
                -                 -              -               75,278
                -                 -              -              220,819
                -                 -        220,750              220,750
         (884,259)                -              -             (884,259)
-------------------------------------------------------------------------

    $  (4,717,766)    $  (1,489,711)    $        -    $      (2,435,522)
=========================================================================


          See accompanying notes to consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Year Ended December 31,
                                                                    -----------------------------------------
                                                                            2007                  2006
                                                                    -------------------  --------------------

Cash Flows From Operating Activities:
  Net loss                                                          $          (884,259) $         (2,013,399)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                                  67,967                67,454
  Stock-based compensation and consulting                                       758,746               603,864
  Common stock issued for interest                                                    -                39,880
  Amortization of debt issuance costs                                             6,685               119,590
  Amortization of discount of debenture and note payable                          2,463             1,155,610
  Gain (loss) from valuation of derivatives                                     109,478              (437,497)
Changes in assets and liabilities:
  Accounts receivable                                                           (56,698)               40,689
  Inventory of supplies                                                           2,250               (10,845)
  Prepaid expenses and other current assets                                     (22,891)                 (187)
  Other assets                                                                        -                14,033
  Accounts payable                                                                  810                61,477
  Accrued expenses                                                               80,613                88,882
  Due to related parties                                                         (3,000)                3,000
  Customer deposits                                                                   -               (35,997)
  Unearned membership fees                                                      (11,739)               32,117
                                                                    -------------------  --------------------
Net cash provided by (used in) operating activities                              50,425             (271,329)
                                                                    -------------------  --------------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                             (1,015)               (4,500)
                                                                    -------------------  --------------------
Net cash used in investing activities                                            (1,015)               (4,500)
                                                                    -------------------  --------------------

Cash Flows From Financing Activities:
  Net proceeds from sales of common stock                                        69,825               173,366
  Proceeds from note payable                                                     35,025                     -
  Proceeds from short term debt                                                       -               250,000
  Proceeds from loan payable - related party                                    270,000                     -
  Line of credit                                                                 20,650                     -
  Payments on debenture payable                                                       -              (116,972)
  Payments on loans payable - related party                                      (1,549)                    -
  Payments on convertible note payable                                                -              (240,000)
  Payments on notes payable                                                    (547,431)             (230,281)
                                                                    -------------------  --------------------
Net cash provided by (used in) financing activities                            (153,480)             (163,887)
                                                                    -------------------  --------------------
Net increase (decrease) in cash                                                (104,070)             (439,716)

Cash - beginning of year                                                        117,556               557,272
                                                                    -------------------  --------------------
Cash - end of year                                                  $            13,486  $            117,556
                                                                    ===================  ====================

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Year Ended December 31,
                                                                    -----------------------------------------
                                                                            2007                  2006
                                                                    -------------------  --------------------

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                        $            99,323  $             55,868
                                                                    ===================  ====================
  Cash payments for income taxes                                    $                 -  $                  -
                                                                    ===================  ====================

Non-cash investing and financing activities:
  Issuance of common stock for debt and accrued interest            $           219,898  $             60,740
                                                                    ===================  ====================
  Reclassification of derivative liability to equity                $           220,819  $            252,033
                                                                    ===================  ====================
  Common stock issued in connection with accrued services           $            75,278  $                  -
                                                                    ===================  ====================


















          See accompanying notes to consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

The acquisition of UDC and DDS by the Company was accounted for as a reverse merger because on a post-merger basis, the former UDC and DDS shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, UDC and DDS were deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending December 31, 2007, are those of the combined results of UDC and DDS for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of the combined results of UDC and DDS prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and the combined UDC and DDS common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (UDC and DDS) are carried forward after the acquisition.

Through its wholly-owned subsidiaries, UDC and DDS, the Company operates two distinct lines of business.

UDC operates a network of duly licensed dental providers, the Dental Referral, who provide dental services through the network to union members in accordance with arrangements between UDC and various labor unions. UDC is not limited as to the type of labor union which it may solicit. UDC charges an annual management services fee to the participating dentists to practice in an "area of exclusivity" for union members. UDC currently has exclusive contracts with several local unions.

DDS acquired the assets of George D. Green, DDS, PA and manages the operation of that general dental practice.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $109,930.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2007.

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

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented during the year ended December 31, 2007 and 2006 because it is anti-dilutive. The Company's common stock equivalents at December 31, 2007 include the following:

     Convertible debentures          37,368,363
     Derivatives options            147,035,573
     Options                          1,508,000
     Warrants                         1,304,348
                                 ---------------
                                    187,216,284
                                 ===============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

DDS selects certain dentists in selected geographical areas to represent the Company. The dentist enters into an exclusive agreement with DDS for an annual management services fee, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Revenues from membership fees are recognized over the term of the contract. Unearned membership fees at December 31, 2007 amounted to $333,752 and will be recognized as revenues over their respective term of contract.

The Company recognizes revenue from its dental practice when dental services are provided.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2007, the Company did not reached bank balances exceeding the FDIC insurance limit. The Company has not experienced any losses in such accounts through December 31, 2007.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the year ended December 31, 2007, the Company did not grant any stock options.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consist of the following:

                                        Useful Life
                                       --------------
    Computer equipment                    5 Years           $    9,695
    Office equipment                      5 years              424,747
    Office furniture and fixtures         7 Years               62,128
    Leasehold improvements                10 Years              30,593
                                                            ----------
                                                               527,163
    Less accumulated depreciation                             (363,144)
                                                            ----------
                                                            $  164,019
                                                            ==========

For the years ended December 31, 2007 and 2006, depreciation expense amounted to $67,967 and $67,454, respectively.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At December 31, 2007, the Company revalued this derivative liability. For the year ended December 31, 2007, after adjustment, the Company recorded a gain on revaluation of this derivative liability of $143,143. For the years ended December 31, 2007 and 2006, amortization of the discount on debenture amounted to $0 and $232,548. At December 31, 2007, the balance of the convertible debenture amounted to $226,873.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

For the year ended December 31, 2007, the Company delivered Put Notices to draw on the equity line of credit. In connection with these puts, the Company issued 4,306,452 shares of common stock for net proceeds of $69,825.


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

As described in note 4, the Investment Agreement provides in part that the maximum amount of each Put is either $100,000 or 200% of the average daily volume multiplied by the average of the three daily closing prices immediately preceding the Put Date. Payments made by the Company in satisfaction of this Note shall be made from each Put from the Equity Line of Credit with the Investor given by the Company to the Investor. Additionally, in connection with Note, the Company issued 1,500,000 shares of common stock. The shares were valued at fair market value at date grant of $135,000 or $.09 per share and is reflected as a discount on the Note, which was amortized over the term.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 5 - CONVERTIBLE  NOTE PAYABLE (continued)

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

The $960,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the 1,500,000 common shares and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this Note resulted in a note discount of $665,000 in 2005. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the Note, and conversion feature were allocated based on their fair values. The amount allocated as a discount on the Note for the value of the conversion option is amortized to interest expense, using the effective interest method, over the term of the Note.

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the year ended December 31, 2007, the Company revalued this derivative liability. For the year ended December 31, 2007, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $252,621 and reclassified $220,819 of the derivative liability to paid-in capital due to the payment of the debenture. For the years ended December 31, 2007 and 2006, amortization of the discount on the note amounted to $2,463 and $932,062, respectively. At December 31, 2007, the balance of the convertible note amounted to $586,408.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 6 - NOTES PAYABLE

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points (6.92% at September 30, 2006) calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of December 31, 2007, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities. At December 31, 2007, the principal amount outstanding on this note amounts to $714,324.

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. This note is personally guaranteed by the Company's CEO. At December 31, 2007, the principal amount outstanding on this note amounts to $38,575.

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


NOTE 7 - LINE OF CREDIT

On May 16, 2007, the Company was issued a $100,000 line of credit with SunTrust Bank. The line of credit bears an annual interest rate of 8.25% and interest is payable monthly. The balance of the line of credit was $20,650 as of December 31, 2007.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

On March 7, 2007, the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000 (see Note 6). The Company's CEO individually signed a 30 year promissory note in the amount of $270,000 with SunTrust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037 and is secured by a personal asset owned by the Company's CEO. The loan from the Company's CEO calls for the Company to make equal monthly payments. In the event of a default, all payments under the loan shall become immediately due and payable. The loan represents an unsecured obligation of the Company. At December 31, 2007, the principal amount outstanding on this loan amounts to $268,451.


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

During the three months ended March 31, 2006, the Company issued an aggregate 522,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at per share prices ranging from $.08 to $.10 or an aggregate of $44,960. In connection with issuance of these shares, the Company recorded professional fees of $16,000 for legal services performed, stock-based compensation of $4,960, and $24,000 in consulting fees for business development services performed during fiscal 2006.

On April 4, 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received $5,273 of net cash proceeds for which the Company issued 75,000 shares of its common stock to Dutchess.

On April 25, 2006, the Company issued an aggregate 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $17,500. In connection with issuance of these shares, the Company recorded consulting fees of $17,500 for business development services performed during fiscal 2006.

On April 25, 2006, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received $11,088 of net cash proceeds for which the Company issued 235,000 shares of its common stock to Dutchess.

On May 5, 2006, the Company issued an aggregate 622,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $31,100. During fiscal 2006, in connection with issuance of these shares, the Company recorded consulting fees of $12,500 and professional fees of $18,600 for business development and professional services performed, respectively.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

During May 2006, the Company issued 1,109,621 shares of common stock to Dutchess in accordance with its Investment Agreement for interest due amounting to $28,085.

On June 21, 2006, the Company issued 100,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.015 per share or $1,500. In connection with issuance of these shares, the Company recorded consulting fees of $1,500 for business development services performed during fiscal 2006.

On July 8, 2006, the Company issued 500,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.017 per share or $8,500. In connection with issuance of these shares, the Company recorded consulting fees of $8,500 for business development services performed during fiscal 2006.

On August 10, 2006, the Company issued 500,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $22,500. In connection with issuance of these shares, the Company recorded consulting fees of $22,500 for business development services performed during fiscal 2006.

On August 25, 2006, the Company issued 136,820 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.055 per share or $7,525. In connection with issuance of these shares, the Company recorded professional fees of $7,525 for accounting services performed during fiscal 2006.

On August 31, 2006, in connection with a three month consulting agreement, the Company issued 2,500,000 restricted shares of common stock for investor relation services. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $175,000. In connection with issuance of these shares, the Company recorded consulting expense of $175,000 during fiscal 2006.

On August 31, 2006, the Company issued 100,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $7,000. In connection with issuance of these shares, the Company recorded consulting fees of $7,000 for business development services performed during fiscal 2006.

On September 6, 2006, the Company issued 500,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.08 per share or $40,000. In connection with issuance of these shares, the Company recorded consulting fees of $40,000 for business development services performed during fiscal 2006.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)


On October 5, 2006, the Company issued 2,000,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.06 per share or $120,000. In connection with issuance of these shares, the Company recorded stock-based compensation expense of $120,000 during fiscal 2006.

On October 11, 2006, the Company issued 50,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.06 per share or $3,000. In connection with issuance of these shares, the Company recorded consulting fees of $3,000 during fiscal 2006.

On October 20, 2006, in connection with a three month consulting agreement, the Company issued 1,000,000 restricted shares of common stock for investor relation services. The Company valued these common shares at the fair market value on the date of grant at $.075 per share or $75,000. In connection with issuance of these shares, the Company recorded consulting fees during the years ended December 31, 2006 and 2007 of $50,000 and $25,000, respectively.

On October 20, 2006, in connection with a 240-day consulting agreement, the Company issued 1,000,000 restricted shares of common stock for advisory and business development services. The Company valued these common shares at the fair market value on the date of grant at $.075 per share or $75,000. In connection with the issuance of these shares, the Company recorded consulting fees during the years ended December 31, 2006 and 2007 of $18,750 and $56,250, respectively. Additionally, in connection with this agreement, the Company shall issue to the consultant 500,000 shares of common on the 100th day subsequent to the execution of this agreement and 500,000 common shares on the 200th day subsequent to the execution of this agreement.

On November 21, 2006, the Company issued 831,180 shares of common stock for services rendered to an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $41,559. In connection with issuance of these shares, the Company recorded stock-based compensation expense of $41,559 during fiscal 2006.

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

On January 4, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.044 per share or $11,000. In connection with the issuance of these shares, the Company recorded consulting fees of $11,000 for business development services performed during fiscal 2007.

On January 5, 2007, the Company issued 250,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $11,250. In connection with the issuance of these shares, the Company recorded professional fees of $11,250 for professional services performed during fiscal 2007.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

On January 5, 2007, the Company issued 400,000 shares of common stock for services rendered to three employees of the Company. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $18,000. In connection with the issuance of these shares, the Company recorded stock based compensation expense of $18,000 during fiscal 2007.

On January 5, 2007, the Company issued 62,700 shares of common stock for accrued accounting services during 2006. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $3,135. In connection with issuance of these shares, the Company applied the value against accounts payable.

On January 12, 2007, the Company issued 300,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $13,500. In connection with issuance of these shares, the Company recorded consulting fees of $13,500 for business development services performed during fiscal 2007.

On January 24, 2007, the Company issued an aggregate 1,750,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $78,750. In connection with issuance of these shares, the Company recorded stock based compensation expense of $78,750 during fiscal 2007.

On January 24, 2007, the Company issued 500,000 restricted shares of common stock for advisory and business development services in connection with a 240-day consulting agreement entered on October 20, 2006. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $22,500. In connection with the issuance of these shares, for the year ended December 31, 2007, the Company recorded consulting expense of $22,500.

On January 24, 2007, the Company issued 500,000 shares of common stock to two consultants for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $22,500. In connection with issuance of these shares, the Company recorded consulting fees of $22,500 for business development services performed during fiscal 2007.

On February 1, 2007, the Company issued 92,850 shares of common stock for accrued accounting services during 2006. The Company valued these common shares at the fair market value on the date of grant at $.05 per share or $4,643. In connection with issuance of these shares, the Company applied the value against accounts payable.

On February 6, 2007, the Company issued 200,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.045 per share or $9,000. In connection with issuance of these shares, the Company recorded professional fees of $9,000 for professional services performed during fiscal 2007.

On February 16, 2007, the Company issued an aggregate 4,000,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.042 per share or $168,000. In connection with issuance of these shares, the Company recorded stock based compensation expense of $168,000 during fiscal 2007.

During February 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $9,456 for which the Company issued 247,000 shares of its common stock to Dutchess.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

During February 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received proceeds of $35,025 for which the Company issued 900,000 shares of its common stock to Dutchess.

On March 12, 2007, the Company issued 700,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.039 per share or $27,300. In connection with issuance of these shares, the Company recorded consulting fees of $27,300 for business development services performed during fiscal 2007.

During March 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $15,528 for which the Company issued 453,300 shares of its common stock to Dutchess.

The Company agreed to issue 3,000,000 shares of common stock for investor relation services in connection with a 60-day consulting agreement entered on May 14, 2007. The Company issued 2,000,000 shares at the date of agreement and the 1,000,000 shares were issued in September 2007. The Company valued these common shares at the fair market value on the date of grant at $.025 per share or $75,000. In connection with the issuance of these shares, for the year ended December 31, 2007, the Company recorded consulting expense of $75,000.

On June 19, 2007, the Company issued an aggregate 3,821,750 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.02 per share or $76,435. In connection with issuance of these shares, the Company recorded stock based compensation expense of $76,435 during fiscal 2007.

On June 20, 2007, the Company issued 2,000,000 restricted shares of common stock for investor relation services in connection with a 30-day consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $.021 per share or $42,000. In connection with the issuance of these shares, for the year ended December 31, 2007, the Company recorded consulting expense of $42,000.

On June 26, 2007, the Company issued 502,700 shares of common stock for accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $.025 per share or $12,568. In connection with issuance of these shares, the Company recorded professional fees of $12,568 for professional services performed during fiscal 2007.

On June 28, 2007, the Company issued 300,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.024 per share or $7,200. In connection with issuance of these shares, the Company recorded professional fees of $7,200 for professional services performed during fiscal 2007.

In June 2007, the Company issued 220,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.022 per share or $4,855. In connection with issuance of these shares, the Company recorded professional fees of $4,855 for professional services performed during fiscal 2007.

During June 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received proceeds of $15,000 for which the Company issued 791,360 shares of its common stock to Dutchess.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

Between April 2007 and June 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $94,896 for which the Company issued 4,020,740 shares of its common stock to Dutchess.

On September 27, 2007, the Company issued an aggregate 4,000,000 shares of common stock for services rendered to an officer/director and an employee of the Company. The Company valued these common shares at the fair market value on the date of grant at $.01 per share or $40,000. In connection with issuance of these shares, the Company recorded stock based compensation expense of $40,000 during fiscal 2007.

In September 2007, the Company issued 1,518,554 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.01 per share or $15,489. In connection with issuance of these shares, the Company recorded professional fees of $15,489 for professional services performed during fiscal 2007.

Between July 2007 and September 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal balance on its notes payable of $36,144 for which the Company issued 2,853,000 shares of its common stock to Dutchess.

In October 2007, the Company issued 700,000 shares of common stock for accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $.01 per share or $7,000. In connection with issuance of these shares, the Company recorded professional fees of $7,000 for professional services performed during fiscal 2007.

In October 2007, the Company issued 1,363,637 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.011 per share or $15,000. In connection with issuance of these shares, the Company recorded stock-based consulting fees of $15,000 for services performed during fiscal 2007.

In November 2007, the Company issued 1,150,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.01 per share or $12,000. In connection with issuance of these shares, the Company recorded professional fees of $12,000 for professional services performed during fiscal 2007.

During November 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and received proceeds of $19,800 for which the Company issued 2,615,092 shares of its common stock to Dutchess.

Between November 2007 and December 2007, the Company issued an aggregate 5,867,809 shares of common stock for services rendered to an officer/director and two employees of the Company. The Company valued these common shares at the fair market value on the date of grant ranging from $.007 to $.01 per share or $47,075. In connection with issuance of these shares, the Company recorded stock based compensation expense of $47,075 during fiscal 2007.

In December 2007, the Company issued 1,000,000 restricted shares of common stock for investor relation services in connection with a consulting agreement. The Company valued these common shares at the fair market value on the date of grant at $.007 per share or $7,000. In connection with the issuance of these shares, for the year ended December 31, 2007, the Company recorded consulting expense of $7,000.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Common Stock (continued)

In December 2007, the Company issued 400,000 shares of common stock for accounting services rendered. The Company valued these common shares at the fair market value on the date of grant at $.007 per share or $2,780. In connection with issuance of these shares, the Company recorded professional fees of $2,780 for professional services performed during fiscal 2007.

Between October 2007 and December 2007, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid accrued interest on its notes payable of $63,875 for which the Company issued in aggregate 7,510,100 shares of its common stock to Dutchess.

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

A summary of the stock options as of December 31, 2007 and 2006 and changes during the periods is presented below:

                                            Year Ended December 31, 2007        Year Ended December 31, 2006
                                            ----------------------------        ----------------------------
                                                            Weighted Average    Number of  Weighted Average
                                        Number of Options     Exercise Price      Options   Exercise Price
                                        -----------------  -----------------   ----------  -----------------
   Balance at beginning of year               1,508,000    $            0.16    1,508,000  $            0.16
   Granted                                             -                   -            -                  -
   Exercised                                           -                   -            -                  -
   Forfeited                                           -                   -            -                  -
                                        -----------------  -----------------   ----------  -----------------
   Balance at end of year                     1,508,000    $            0.16    1,508,000  $            0.16
                                        =================  =================   ==========  =================
   Options exercisable at end of year         1,508,000    $            0.16    1,508,000  $            0.16
                                        =================  =================   ==========  =================
   Weighted average fair value of
   options granted during the year                         $               -               $               -

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 -  SHAREHOLDERS' DEFICIT (continued)

Stock Options (continued)

The following information applies to options outstanding at December 31, 2007:


                           Options Outstanding                                  Options Exercisable
---------------------------------------------------------------    ----------------------------------
                                    Weighted
                                    Average        Weighted                              Weighted
   Range of                        Remaining       Average                                Average
   Exercise        Number          Contractual      Exercise            Number            Exercise
     Price       Outstanding       Life (Years)      Price           Exercisable            Price
  ------------  ----------------  ---------------  ------------    -----------------     ------------
$   0.10-0.15           950,000        3.00       $       0.14              950,000   $         0.14
$   0.20-0.25           525,000        0.75       $       0.21              525,000   $         0.21
$        0.50            33,000        2.00       $       0.50               33,000   $         0.50
                ----------------                   ------------    -----------------     ------------
                      1,508,000                   $       0.16            1,508,000   $         0.16
                ================                   ============    =================     ============


NOTE 10 - INCOME TAXES

The Company was taxed as an S-Corporation until December 31, 2004, when the Company changed its form of ownership to a C corporation. As of December 31, 2007, the Company had approximately $1,421,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which begin expiring in 2027, if not utilized. Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2007.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2007 and 2006:

                                                             Year Ended            Year Ended
                                                          December 31, 2007     December 31, 2006
                                                          -----------------     -----------------
Tax benefit computed at "expected" statutory rate         $        (297,111)    $        (684,556)
State income taxes, net of benefit                                  (35,370)              (72,482)
Other permanent differences                                           8,827               661,562
Increase in valuation allowance                                     323,654                95,476
                                                          -----------------     -----------------
Net income tax benefit                                    $               -     $               -
                                                          =================     =================

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 10 - INCOME TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                         December 31, 2007  December 31, 2006
  Deferred tax assets:
    Net operating loss carryforward      $         534,436  $         206,492
    Allowance for doubtful accounts                 41,334             41,210
    Unearned membership fees                       125,491            129,905
                                         -----------------  -----------------
         Total deferred tax asset                  701,261            377,607
          Less: Valuation allowance               (701,261)          (377,607)
                                         -----------------  -----------------
                                                         -                  -
                                         =================  =================

The valuation allowance at December 31, 2007 was $701,261. The increase during 2007 was approximately $323,654.


NOTE 11 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,717,766 and a working capital deficit of $2,601,221 at December 31, 2007 and net losses for the year ended December 31, 2007 of $884,259. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has notes payable to a bank and a third party. Additionally, during the year ended December 31, 2007, the Company has a loan payable with the Company's CEO (see Note 8). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

The Company leases its office facility under a five year lease that will expire in June 2011. The lease requires the Company to pay monthly base rent of $6,587 plus pro rata share of operating expenses. The base rental shall be subject to an increase by an amount greater of 5% or the Consumer Prices Index adjusted rent as defined in the agreement.

        Year Ended December 31,
                           2008          $     85,078
                           2009                89,331
                           2010                93,798
                           2011                48,043
                                         ------------
    Total minimum lease payments         $    316,250
                                         ============

Rent  expense for the years ended  December  31, 2007 and 2006 was  $120,426 and

$99,774, respectively.

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


NOTE 13 - SUBSEQUENT EVENTS

In January 2008, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal and accrued interest on its notes payable of $37,501 for which the Company issued in aggregate 6,644,496 shares of its common stock to Dutchess.

                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: March 31, 2008

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


Signature                                Title                      Date


/s/ GEORGE D. GREEN               CEO, President & Director      March 31, 2008
-------------------
GEORGE D. GREEN