Form 10-Q
period 2008-03-31
UNION DENTAL HOLDINGS, INC.
filed 2008-05-14
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________


Commission File Number: 000-26703

                           UNION DENTAL HOLDINGS, INC.
           -----------------------------------------------------------
          (Exact name of registrant as specified in charter)

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

---------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer   [_]     Accelerated filer          [_]
         Non-accelerated filer     [_]     Smaller reporting company  [X]
                   (Do not check if smaller reporting company)


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)        Yes [ ] No [X]


Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 109,897,510 shares of common stock are issued and outstanding as of April 29, 2008.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains "forward-looking statements". Generally, the words "believes",
"anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


                          OTHER PERTINENT INFORMATION

When used in this report the terms "Union Dental," the "Company," "we," "our," and "us" refers to Union Dental Holdings, Inc., a Florida corporation.

                           UNION DENTAL HOLDINGS, INC.
                                   FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2008


                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

   Consolidated Balance Sheet (Unaudited)
        As of March 31, 2008...................................................4
   Consolidated Statements of Operations (Unaudited)
        For the Three Months Ended March 31, 2008 and 2007.....................5
   Consolidated Statements of Cash Flows (Unaudited)
        For the Three Months Ended March 31, 2008 and 2007.....................6

   Notes to Unaudited Consolidated Financial Statements........................7

ITEM 2 - Management's Discussion and Analysis or Plan of Operation............23

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...........31

ITEM 4 - Controls and Procedures..............................................31

                          PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings....................................................32

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........32

ITEM 3 - Defaults Upon Senior Securities......................................32

ITEM 4 - Submission of Matters to a Vote of Security Holders..................32

ITEM 5 - Other Information....................................................32

ITEM 6 - Exhibits.............................................................33

Signatures....................................................................33

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                  March 31, 2008        Year ended
                                                                                    (Unaudited)     December 31, 2007
                                                                                -----------------   -----------------
                ASSETS
CURRENT ASSETS:
  Cash                                                                          $          17,692  $           13,486
  Accounts receivable, net                                                                234,153             326,842
  Inventory of supplies                                                                    37,480              37,480
  Prepaid expenses and other current assets                                                22,333              27,724
                                                                                -----------------   -----------------
Total current assets                                                                      311,658             405,532

Property and equipment, net                                                               146,804             164,019
Other assets                                                                                1,680               1,680
                                                                                -----------------   -----------------
Total Assets                                                                    $         460,142   $         571,231
                                                                                =================   =================

              LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Convertible notes payable                                                    $         549,153   $         586,408
   Convertible debenture payable, net                                                     226,873             226,873
   Notes payable                                                                          681,415             752,899
   Loan payable - related party                                                           267,913             268,451
   Line of credit                                                                          40,650              20,650
   Accounts payable                                                                        95,740              74,395
   Accrued expenses                                                                       133,447             129,603
   Unearned membership fees                                                               213,494             333,752
   Derivative liability                                                                   599,609             613,722
                                                                                -----------------   -----------------
Total current liabilities                                                       $       2,808,294   $       3,006,753
                                                                                -----------------   -----------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:
  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    3,000,000 shares issued and outstanding)                                                  300                 300
  Common stock ($.0001  Par value; 300,000,000 share authorized;
    109,722,510 and 103,078,014 shares issued and outstanding at
    March 31, 2008 and December 31, 2007, respectively)                                    10,972              10,308
  Additional paid-in capital                                                            3,836,444           3,761,347
  Accumulated deficit                                                                  (4,706,157)         (4,717,766)
  Shareholder transactions                                                             (1,489,711)         (1,489,711)
                                                                                -----------------   -----------------
Total shareholders' deficit                                                            (2,348,152)         (2,435,522)
                                                                                -----------------   -----------------

Total liabilities and shareholders' deficit                                     $         460,142   $         571,231
                                                                                =================   =================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Three Months Ended March 31,
                                                                                ----------------------------------------
                                                                                         2008                2007
                                                                                -------------------   ------------------
                                                                                     (Unaudited)         (Unaudited)

Revenues, net                                                                   $           709,595   $           632,637
                                                                                -------------------   ------------------
Operating expenses:
  Cost of services performed                                                                106,857               85,166
  Salaries and related taxes and stock-based compensation                                   290,059              459,178
  Depreciation and amortization                                                              17,215               16,902
  Professional fees                                                                          32,671               46,457
  Consulting fees                                                                            12,700              171,425
  Other general and administrative                                                          189,092              189,588
                                                                                -------------------   ------------------
Total operating expenses                                                                    648,594              968,716
                                                                                -------------------   ------------------
Income (loss) from operations                                                               61,001             (336,079)
                                                                                -------------------   ------------------
Other income (expense):
  Amortization of debt issuance costs                                                             -               (6,685)
  Gain (loss) from valuation of derivatives liability                                       (24,393)            (203,611)
  Interest income                                                                                95                    -
  Interest expense                                                                          (25,094)             (35,416)
                                                                                -------------------   ------------------
     Total other expense                                                                    (49,392)            (245,712)
                                                                                -------------------   ------------------
Income (loss) before provision for income taxes                                              11,609             (581,791)
Income tax expense                                                                                -                    -
                                                                                -------------------   ------------------
Net Income (loss)                                                               $            11,609   $         (581,791)
                                                                                ===================   ==================

Net income (loss) per common share:
   Net income (loss) per common share - basic                                   $                 -   $            (0.01)
   Net income (loss) per common share - diluted                                 $                 -   $            (0.01)
                                                                                ===================   ==================

   Weighted average common shares outstanding - basic                                   108,470,906           54,804,613
                                                                                ===================   ==================
   Weighted average common shares outstanding - diluted                                 307,260,624           54,804,613
                                                                                ===================   ==================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Three Months Ended March 31,
                                                                                ----------------------------------------
                                                                                         2008                2007
                                                                                -------------------   ------------------
                                                                                     (Unaudited)         (Unaudited)

Cash Flows From Operating Activities:
Net Income (loss)                                                               $            11,609   $         (581,791)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                                              17,215               16,902
  Stock-based compensation and consulting                                                         -              353,925
  Amortization of debt issuance costs                                                             -                6,685
  Amortization of discount of debenture and note payable                                          -                2,463
  Gain (loss) from valuation of derivatives                                                  24,393              203,611
Changes in assets and liabilities:
  Accounts receivable                                                                        92,689              (84,860)
  Prepaid expenses and other current assets                                                   5,391                 (376)
  Accounts payable                                                                           21,345               (6,504)
  Accrued expenses                                                                            3,844              (16,778)
  Accrued interest included in note payable                                                       -                6,455
  Due to related parties                                                                          -               (3,000)
  Unearned membership fees                                                                 (120,258)              72,915
                                                                                -------------------   ------------------
Net cash provided by (used in) operating activities                                          56,228              (30,353)
                                                                                -------------------   ------------------
Cash Flows From Financing Activities:
  Net proceeds from sales of common stock                                                         -               35,025
  Proceeds from note payable                                                                      -               35,025
  Proceeds from loan payable - related party                                                   (538)             270,000
  Line of credit                                                                             20,000                    -
  Payments on notes payable                                                                 (71,484)            (333,263)
                                                                                -------------------   ------------------
Net cash provided by (used in) financing activities                                         (52,022)               6,787
                                                                                -------------------   ------------------

Net increase (decrease) in cash                                                               4,206              (23,566)

Cash - beginning of year                                                                     13,486              117,556
                                                                                -------------------   ------------------
Cash - end of period                                                            $            17,692   $           93,990
                                                                                ===================   ==================
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                                    $            20,923   $           17,024
                                                                                ===================   ==================
  Cash payments for income taxes                                                $                 -   $                -
                                                                                ===================   ==================
Non-cash investing and financing activities:
  Issuance of common stock for debt and accrued interest                        $            37,255   $           24,983
                                                                                ===================   ==================
  Reclassification of derivative liability to equity                            $            38,506   $           35,845
                                                                                ===================   ==================
  Common stock issued in connection with accrued services                       $                 -   $           75,278
                                                                                ===================   ==================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The acquisition of UDC and DDS by the Company was accounted for as a reverse merger because on a post-merger basis, the former UDC and DDS shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, UDC and DDS were deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending March 31, 2008, are those of the combined results of UDC and DDS for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical shareholders' deficit of the combined results of UDC and DDS prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and the combined UDC and DDS common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (UDC and DDS) are carried forward after the acquisition.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto and other pertinent information contained in Form 10-KSB of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, valuation of derivative liabilities, and the useful life of property and equipment.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $109,930.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2008.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented during the three months ended March 31, 2007 because it is anti-dilutive. The Company's common stock equivalents at March 31, 2008 include the following:

       Convertible debentures         38,124,593
       Derivatives options           160,665,125
       Options                         1,508,000
       Warrants                        1,304,348
                                   --------------
                                     201,602,066
                                   ==============

The following table presents a reconciliation of basic and diluted earnings per share:

                                                         March 31, 2008
                                                         ---------------
Net income                                               $       11,609
Weighted average shares outstanding - basic                 108,470,906
Income (loss) per share - basic                                    0.00
                                                         ===============
Net income                                               $       11,609
Impact of assumed conversions
    Derivative (income) expense                                  24,393
                                                         ---------------
Net income - diluted                                     $       36,002

Weighted average shares outstanding - basic                 108,470,906
Effect of dilutive securities
   Convertible debentures                                    38,124,593
   Derivatives options                                      160,665,125
                                                         ---------------
Weighted average shares outstanding- diluted                307,260,624
                                                         ===============
Income (loss) per share - diluted                        $         0.00
                                                         ===============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

DDS selects certain dentists in selected geographical areas to represent the Company. The dentist enters into an exclusive agreement with DDS for an annual management services fee, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Revenues from membership fees are recognized over the term of the contract. Unearned membership fees at March 31, 2008 and 2007 amounted to $213,494 and $333,752 respectively, and will be recognized as revenues over their respective term of contract.

The Company recognizes revenue from its dental practice when dental services are provided.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. During the three month period ended March 31, 2008, the Company has not reached bank balances exceeding the FDIC insurance limit. The Company has not experienced any losses in such accounts through March 31, 2008.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the three months ended March 31, 2008, the Company did not grant any stock options.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                               Useful Life   March 31, 2008   December 31, 2007
                               -----------   --------------   -----------------
Computer equipment               5 Years         $    9,695          $    9,695
Office equipment                 5 years            424,747             424,747
Office furniture and fixtures    7 Years             62,128              62,128
Leasehold improvements           10 Years            30,593              30,593
                                             ---------------  -----------------
                                                    527,163             527,163
Less:accumulated depreciation                      (380,359)           (363,144)
                                             ---------------  ------------------
                                                 $  146,804          $  164,019
                                             ===============  =================

For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $17,215 and $16,902, respectively.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At March 31, 2008, the Company revalued this derivative liability. For the three months ended March 31, 2008, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $14,013. At March 31, 2008 and December 31, 2007, the balance of the convertible debenture amounted to $226,873.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the three months ended March 31, 2008, the Company revalued this derivative liability. For the three months ended March 31, 2008, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $10,380 and reclassified $38,506 of the derivative liability to paid-in capital due to the payment of the debenture. For the three months ended March 31, 2008 and 2007, amortization of the discount on the note amounted to $0 and $2,463, respectively. At March 31, 2008 and December 31, 2007, the balance of the convertible note amounted to $549,153 and $586,408, respectively.


NOTE 6 - NOTES PAYABLE

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of March 31, 2008, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 6 - NOTES PAYABLE (continued)

At March 31, 2008 and December 31, 2007, the principal amount outstanding on this note amounts to $645,124 and $714,324, respectively.

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. This note is personally guaranteed by the Company's CEO. At March 31, 2008 and December 31, 2007, the principal amount outstanding on this note amounts to $36,291 and $38,575, respectively.


NOTE 7 - LINE OF CREDIT

On May 16, 2007, the Company was issued a $100,000 line of credit with SunTrust Bank. The line of credit bears an annual interest rate of 8.25% and interest is payable monthly. The balance of the line of credit was $20,650 as of December 31, 2007 and $40,650 as of March 31, 2008.


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

On March 7, 2007, the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000. The Company's CEO individually signed a 30 year promissory note in the amount of $270,000 with SunTrust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037 and is secured by a personal asset owned by the Company's CEO. The loan from the Company's CEO calls for the Company to make equal monthly payments. In the event of a default, all payments under the loan shall become immediately due and payable. The loan represents an unsecured obligation of the Company. At March 31, 2008 and December 31, 2007, the principal amount outstanding on this loan amounts to $267,913 and $268,451, respectively.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 9 -  SHAREHOLDERS' DEFICIT

Between January and February 2008, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal and accrued interest on its notes payable of $37,255 for which the Company issued in aggregate 6,644,496 shares of its common stock to Dutchess.

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

A summary of the stock options as of March 31, 2008 and changes during the periods is presented below:


                                                             Weighted Average
                                          Number of Options   Exercise Price
                                          -----------------  ----------------
   Balance at beginning of year                   1,508,000       $      0.16
   Granted                                                -                 -
   Exercised                                              -                 -
   Forfeited                                              -                 -
                                          -----------------  ----------------
   Balance at end of period                       1,508,000       $      0.16
                                          =================  ================

   Options exercisable at end of period           1,508,000       $      0.16
                                          =================  ================
   Weighted average fair value of
   options granted during the period                              $         -

The following information applies to options outstanding at March 31, 2008:

           Options Outstanding                            Options Exercisable
---------------------------------------------------    ------------------------
                              Weighted
                              Average    Weighted                     Weighted
Range of                    Remaining     Average                      Average
 Exercise      Number       Contractual   Exercise       Number       Exercise
   Price      Outstanding   Life (Years)   Price       Exercisable      Price
------------  ------------- ------------ ----------    ------------- ----------
 $0.10-0.15        950,000    2.75           $0.14          950,000      $0.14
$0.20-.0.25        525,000    0.50           $0.21          525,000      $0.21
      $0.50         33,000    1.75           $0.50           33,000      $0.50
              -------------              ----------    ------------- ----------
                 1,508,000                   $0.16        1,508,000      $0.16
              =============              ==========    ============= ==========

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 10 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,706,157 and a working capital deficit of $2,496,636 at March 31, 2008 and net income for the three months ended March 31, 2008 of $11,609. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has notes payable to a bank and a third party. Additionally, , the Company has a loan payable with the Company's CEO (see Note
8). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 11 - SUBSEQUENT EVENTS:

In April 2008, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal on its notes payable of $963 for which the Company issued in aggregate 175,000 shares of its common stock to Dutchess.










                [Balance of this page intentionally left blank.]

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

     We operate our business through our two wholly owned subsidiaries, Direct Dental Services, Inc. ("DDS") and Union Dental Corp. ("UDC"). UDC operates a network of duly licensed dental providers. Members of the dental network pay an annual management service fee for the right to be a member of the dental network. DDS operates a dental practice in Coral Springs, Florida. During the coming year, the Company's primary focus will be to acquire additional dental practices which the Company believes application of its Dental Practice Management Model will improve operating performance, enhance revenues and generate a positive return on the Company's investment..

     In furtherance thereof during 2007, we spent significant time and money exploring the possible acquisition of a large dental practice in California. Closing of the transaction would have required us to pay the Seller a large sum of cash at Closing. We could not be certain if we could secure the required financing to close on this transaction. As a result, when we were required to deliver a non-refundable deposit on the purchase of the property, we determined that the risk was too great to put this money at risk and as a result, turned down the potential acquisition without further liability except for the fees and costs we incurred in conducting our due diligence.

     We are currently investigating the possible acquisition of a dental practice in North Carolina. Closing of the transaction will be subject to our further due diligence and securing the required financing. The acquisition of the dental practice will also include real estate

     Ultimately, if management is going to be successful in this endeavor, the Company will require significant additional funding in the form of debt or equity. To date, we have no commitment for funding and even if we secure a funding commitment, there can be no assurance that we will be able to satisfy the conditions precedent set forth in any funding commitment.

     While we will continue to recruit additional unions and recruit dentists to service the union contracts in those regions we have secured contracts, we have determined that the significant marketing costs involved in securing these dentists provides a limited return on our investment. However, until such time as we close on a funding commitment for the acquisition of a dental practice, we will attempt to add union contracts in states where we currently do not have union contracts We will continue to solicit dentists to expand our network and focus on the expansion of our dental facility in Coral Springs, Florida where our chief executive officer practices.

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

     At March 31, 2008 and December 31, 2007, the balance of the convertible debenture amounted to $549,153 and $586,408, respectively.

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

                              Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenues

     For the three months ended March 31, 2008, we generated revenues of $709,595 as compared to $632,637 for the three months ended March 31, 2007, an increase of approximately 12%. This increase in revenues is attributable to both increased revenues which we generated from the dental practice and an increase in the number of participating dental service providers as we continue to expand our network of local, regional and national agreements with unions to provide discounted dental services to their members.

Operating Expenses

     The Company's total operating expenses decreased $320,122 or 33% for the three months ended March 31, 2008 as compared to the 2007 period. These decreases include:

     o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the three months ended March 31, 2008, the cost of services performed were $106,857 as compared to $85,166 for the 2007 period, an increase of $21,691 or 25%. This increase was primarily due to the increase in dental supplies of approximately $16,000.
     o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the three months ended March 31, 2008, salaries, related taxes and stock-based compensation costs were $290,059 as compared to $459,178 for the 2007 period, a decrease of $169,119 or 37%. The decrease was primarily attributable to a decrease in stock based compensation of $197,250 attributable to the fair value of common shares issued for services to our CEO and certain employees offset by increase in salaries that relates to adding additional personnel and normal wage increases during the three months ended March 31, 2008.
     o For the three months ended March 31, 2008, we recorded depreciation expense of $17,215 as compared to $16,902 for the 2007 period. We purchase additional computer equipment in August 2007 amounting to $1,015 which resulted in a minimal increase in depreciation.
     o For the three months ended March 31, 2008, we incurred professional fees of $32,671 as compared to $46,457 for the 2007 period, a decrease of $13,786 or 30%. The decrease during the three months ended March 31, 2008 was attributable to decrease in accounting fees.
     o For the three months ended March 31, 2008, we incurred consulting fees of $12,700 as compared to $171,425 for the 2007 period, a decrease of $158,725 or 93%. The decrease was primarily attributable to a decrease in use of consultants for investor relations, business development and advisory services during the three months ended March 31, 2008.

     o For the three months ended March 31, 2008, we incurred other general and administrative expenses of $189,092 as compared to $189,588 for the 2007 period, a minimal decrease of $496. Other general and administrative expenses consisted of rent, insurance, printing, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses.

Other income (expenses)

     o For the three months ended March 31, 2008, we recorded amortization of debt issuance costs of $0 as compared to $6,685 in the 2007 period. The decrease was primarily attributable to the full amortization of debt issuance cost related to our notes payable with Dutchess in the 2007 period.
     o For the three months ended March 31, 2008, we recorded a loss from the revaluation of a derivative liability of $24,393 as compared to $203,611 in the 2007 period which was attributable to our stock volatility and the value of our stock price.
     o For the three months ended March 31, 2008, interest expense was $25,094 as compared to $35,416 for the 2007 period, a decrease of $10,322 The decrease in interest expense is primarily attributable to decreasing borrowing costs and repayment obligations as a result of the various financings we have undertaken with Dutchess and to a lesser extent, costs associated with our bank line of credit.

Net Income (loss)

     As a result of these factors, we reported a net income for the three months ended March 31, 2008 of $11,609 or $.00 per share as compared to a net loss of $581,791 or $.01 per share for the 2007 period. Investors should note that as of March 31, 2008, the weighted average number of shares outstanding - basic was 108,470,906 as compared to 54,804,613 for the 2007 period and the weighted average number of shares outstanding - diluted was 307,260,624 as compared to 54,804,613 for the 2007 period

Liquidity and Capital Resources

     At March 31, 2008, we had cash and accounts receivable totaling $251,845. We had total current assets of $311,658. Also, as of March 31, 2008, we had total assets of $460,142. Our total current liabilities at March 31, 2008 were $2,808,294. We have a working capital deficit as of March 31, 2008 of
$2,496,636. Our working capital deficit is primarily attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $226,873, a note payable in the amount of $681,415 and a derivative liability in the amount of $599,609. We also have convertible notes payable totaling $549,153. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. (See Footnotes 3, 4 and 5 of our financial statements). We are also in default under our lending agreement when we failed to maintain certain affirmative covenants required under the loan documentation. This loan obligation has been subsequently assigned by Bank of America. We have not received any notice of default by the Assignee and we continue to make the required monthly payments. Nevertheless, we have designated the entire amount of this liability, as a short term liability.

     We owe our CEO, George Green, the sum of $267,913. This liability resulted from a loan which he provided the company in the amount of $270,000. Dr. Green individually signed a 30 year promissory note in the amount of $270,000 with Sun Trust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037. (See Footnote 8.)

     We have also recorded a liability for unearned membership fees totaling $213,494.

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

     We have an accumulated deficit of $4,706,157. We recorded shareholder transactions as March 31, 2008 of $1,489,711. As of March 31, 2008, we had a shareholders' deficit of $2,348,152.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

     On August 11, 2006, George Green, individually and on behalf of the Company, entered into a Promissory Note in the amount of $50,000 with the Community Bank of Broward. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. At March 31, 2008, the principal amount outstanding on this note amounts to $36,291.

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

Subsequent Events:

     In April 2008, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal on its notes payable of $963 for which the Company issued in aggregate 175,000 shares of its common stock to Dutchess.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has determined that this interpretation does not have a material impact on its financial position, results of operations, or cash flows.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable for a smaller reporting company.


ITEM 4. Controls and Procedures.

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

ITEM 1.  Legal Proceedings.

     None.


ITEM 1A. Risk Factors

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


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     None.


ITEM 3.  Defaults Upon Senior Securities.

     We have received a notice of default with respect to our amended and restated promissory note with Bank of America. This obligation has been subsequently assigned by Bank of America to Lehman Brothers. Even though we have made and continue to make timely payments pursuant to this obligation, we have failed to maintain certain affirmative covenants required under the loan documentation. As a result, we have characterized our line of credit with Lehman Brothers as a short term liability. We have not had any discussions with Lehman Brothers bank regarding this matter.

     We are also in default with respect to our note payable with Dutchess Private Equities Fund, LP. We have failed to make the required monthly payments due under the note since June 2006. Notwithstanding the foregoing, we have not received any notice of default from Dutchess.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     During the period covered by this Report, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 5.  Other Information.

                           None.

ITEM 6.           Exhibits

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
 No.       Description
-------- -----------------------------------------------------------

31.1 *   RULE 13A-14(A)/15D-14(A) Certification of Chief Executive Officer

31.2 *   RULE 13A-14(A)/15D-14(A)  Certification  of  principal  financial   and
         accounting officer

32.1 * SECTION 1350 Certification of Chief Executive Officer and the Principal Financial Officer
---------------
* Filed herewith.

     (b) The following documents are hereby referenced and filed with the following Forms 8-K:

     None


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           UNION DENTAL HOLDINGS, INC.



Dated:  May 14, 2008     By: /s/ George D. Green
                            -----------------------------------
                            George D. Green
                            Chief Executive Officer, President and Director