Form 10-Q
period 2008-06-30
UNION DENTAL HOLDINGS, INC.
filed 2008-08-14
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
--------- ----------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
--------- ----------------------------------------------------------------------


COMMISSION FILE NUMBER: 000-26703


                           Union Dental Holdings, Inc.
--------------------------------------------------------------------------------
                (Name of registrant as specified in its charter)


          FLORIDA                                    65-0710392
--------------------------------        ----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1700 University Drive, Suite 200
 Coral Springs, Florida                                   33071
--------------------------------        ----------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (954) 575-2252
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

------------------------------------------- --- -------------------------- ---
Large accelerated filer                     [_] Accelerated filer          [_]
------------------------------------------- --- -------------------------- ---
Non-accelerated filer                           Smaller reporting company  [X]
(Do not check if smaller reporting company) [_]
------------------------------------------- --- -------------------------- ---



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                            Yes [_]    No [X]



Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 112,572,510 shares of common stock are issued and outstanding as of August 1, 2008.

                                TABLE OF CONTENTS

                                                                        Page No.

                  PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements                                                 4
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          23
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.         31
Item 4.   Controls and Procedures.                                            31

                    PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.                                                  32
Item 1A.  Risk Factors.                                                       32
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.        32
Item 3.   Defaults Upon Senior Securities.                                    33
Item 4.   Submission of Matters to a Vote of Security Holders.                33
Item 5.   Other Information.                                                  33
Item 6.   Exhibits.                                                           33
Signatures                                                                    33


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 contains "forward-looking statements". Generally, the words "believes",
"anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


                           OTHER PERTINENT INFORMATION

When used in this report, the terms "Union Dental," the "Company," " we," "our," and "us" refers to Union Dental Holdings, Inc., a Florida corporation.

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                    Year ended
                                                                                     June 30, 2008       December 31, 2007
                                                                                      (Unaudited)            (Audited)
                                                                                ---------------------   ---------------------
                                            ASSETS
CURRENT ASSETS:
  Cash                                                                          $               5,605   $              13,486
  Accounts receivable, net                                                                    298,672                 326,842
  Inventory of supplies                                                                        37,480                  37,480
  Prepaid expenses and other current assets                                                     1,833                  27,724
                                                                                ---------------------   ---------------------
Total current assets                                                                          343,590                 405,532

Property and equipment, net                                                                   208,647                 164,019
Other assets                                                                                        -                   1,680
                                                                                ---------------------   ---------------------
Total Assets                                                                    $             552,237   $             571,231
                                                                                =====================   =====================

                             LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Convertible notes payable                                                    $             544,363                 586,408
   Convertible debenture payable                                                              226,873                 226,873
   Notes payable                                                                              693,572                 752,899
   Loan payable - related party                                                               267,363                 268,451
   Line of credit                                                                              50,650                  20,650
   Accounts payable                                                                            87,100                  74,395
   Accrued expenses                                                                           170,025                 129,603
   Unearned membership fees                                                                   154,960                 333,752
   Derivative liability                                                                       874,014                 613,722
                                                                                ---------------------   ---------------------
Total current liabilities                                                                   3,068,920               3,006,753
                                                                                ---------------------   ---------------------

Commitments and contingencies                                                                       -                       -

SHAREHOLDERS' DEFICIT:

 Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    3,000,000 shares issued and outstanding)                                                     300                      300
 Common stock ($.0001  Par value; 300,000,000 share authorized;
  112,572,510  shares and 103,078,014 issued and outstanding at
June 30, 2008 and December 31, 2007, respectively)                                            11,257                   10,308
 Additional paid-in capital                                                                3,851,724                3,761,347
 Accumulated deficit                                                                      (4,890,253)              (4,717,766)
 Shareholder transactions                                                                 (1,489,711)              (1,489,711)
                                                                                ---------------------   ---------------------
    Total shareholders' deficit                                                           (2,516,683)              (2,435,522)
                                                                                ---------------------   ---------------------
    Total liabilities and shareholders' deficit                                 $            552,237    $             571,231
                                                                                =====================   =====================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three Months Ended             For the Six Months Ended
                                                                   June 30,                               June 30,
                                                           2008                    2007                2008                2007
                                                     --------------------  ------------------ ----------------- ----------------
                                                        (Unaudited)           (Unaudited)        (Unaudited)       (Unaudited)
Revenues, net                                        $            740,443             556,739 $       1,450,038 $      1,189,376
Other revenue                                                           -             190,000                 -          190,000
                                                     --------------------  ------------------ ----------------- ----------------
Total Revenues                                                    740,443             746,739         1,450,038        1,379,376

Operating expenses:
   Cost of services performed                                     108,504              69,472           215,361          154,638
Salaries and related taxes and stock-
based compensation                                                330,896             385,006           620,955          844,184
Depreciation and amortization                                      17,216              16,837            34,431           33,739
Professional fees                                                  19,032              36,566            51,703           83,023
Consulting fees                                                     7,950              94,375            20,650          265,800
Other general and administrative                                  136,351             262,053           325,443          451,641
                                                     --------------------  ------------------ ----------------- ----------------
Total operating expenses                                          619,949             864,309         1,268,543        1,833,025
                                                     --------------------  ------------------ ----------------- ----------------

Income (loss) from operations                                     120,494            (117,570)          181,495         (453,649)
                                                     --------------------  ------------------ ----------------- ----------------

Other income (expense):
   Amortization of debt issuance costs                                  -                   -                 -           (6,685)
   Gain (loss) from valuation of                                 (280,895)           (116,288)         (305,288)        (319,899)
derivatives liability
Interest income                                                        32                  34               127               34
Interest expense                                                  (23,727)            (32,374)          (48,821)         (67,790)
                                                     --------------------  ------------------ ----------------- ----------------
     Total other expense                                         (304,590)           (148,628)         (353,982)        (394,340)
                                                     --------------------  ------------------ ----------------- ----------------

Loss before provision for income taxes                           (184,096)           (266,198)         (172,487)        (847,989)
Income tax expense                                                      -                   -                 -                -
                                                     --------------------  ------------------ ----------------- ----------------
Net loss                                             $           (184,096)           (266,198)$        (172,487)$       (847,989)
                                                     ====================  ================== ================= ================

Net loss per common share:
   Net loss per common share - basic                 $                  -                   - $              -  $          (0.01)
                                                     ====================  ================== ================= ================
   Net loss per common share - diluted               $                  -                   - $               - $          (0.01)
                                                     ====================  ================== ================= ================
   Weighted average common shares
outstanding - basic                                           110,779,103          63,375,969       109,625,005       59,113,969
                                                     ====================  ================== ================= ================
   Weighted average common shares
outstanding - diluted                                         110,779,103          63,375,969       109,625,005       59,113,969
                                                     ====================  ================== ================= ================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                    ----------------------------------------
                                                                          2008                 2007
                                                                    -------------------  -------------------
                                                                         (Unaudited)          (Unaudited)
Cash Flows From Operating Activities:
Net loss                                                            $          (172,487) $          (847,989)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                                    34,431               33,738
Stock-based compensation and consulting                                               -              529,358
Amortization of debt issuance costs                                                   -                6,685
Amortization of discount of debenture and note payable                                -                2,463
Gain (loss) from valuation of derivatives                                       305,288              319,899
Changes in assets and liabilities:
Accounts receivable                                                              28,170              (47,046)
Prepaid expenses and other current assets                                        25,891                 (886)
Accounts payable                                                                 16,990               (6,863)
Accrued expenses                                                                 40,422               29,642
Accrued interest included in note payable                                             -               13,074
Due to related parties                                                                -               (3,000)
Unearned membership fees                                                       (178,792)              66,417
                                                                    -------------------  -------------------
Net cash provided by (used in) operating activities                             101,593               95,492
                                                                    -------------------  -------------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                              (79,059)                   -
                                                                    -------------------  -------------------
Net cash used in investing activities                                           (79,059)                   -
                                                                    -------------------  -------------------

Cash Flows From Financing Activities:
Net proceeds from sales of common stock                                               -               50,025
Proceeds from note payable                                                            -               35,025
Proceeds from loan payable - related party                                       (1,088)             270,000
Line of credit                                                                  113,681                  650
Payments on loans payable - related party                                             -                 (506)
Payments on notes payable                                                      (143,008)            (404,604)
                                                                    -------------------  -------------------

Net cash used in financing activities                                           (30,415)             (49,410)
                                                                    -------------------  -------------------
Net increase (decrease) in cash                                                  (7,881)              46,082

Cash - beginning of year                                                         13,486              117,556
                                                                    -------------------  -------------------
Cash - end of period                                                $             5,605  $           163,638
                                                                    ===================  ===================

Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                          $            39,605  $            44,676
                                                                    ===================  ===================
Cash payments for income taxes                                      $                 -  $                 -
                                                                    ===================  ===================

Non-cash investing and financing activities:
Issuance of common stock for debt and accrued interest              $            42,046  $           119,879
                                                                    ===================  ===================
Reclassification of derivative liability to equity                  $            44,996  $           168,466
                                                                    ===================  ===================
Common stock issued in connection with accrued services             $             4,284  $            75,278
                                                                    ===================  ===================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

The acquisition of UDC and DDS by the Company was accounted for as a reverse merger because on a post-merger basis, the former UDC and DDS shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, UDC and DDS were deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending June 30, 2008, are those of the combined results of UDC and DDS for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical shareholders' deficit of the combined results of UDC and DDS prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and the combined UDC and DDS common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (UDC and DDS) are carried forward after the acquisition.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto and other pertinent information contained in Form 10-KSB of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $22,196. During the six months ended June 30, 2008, the Company wrote-off approximately $88,000 of uncollectible accounts receivable.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2008.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented during the six months ended June 30, 2008 because it is anti-dilutive. The Company's common stock equivalents at June 30, 2008 include the following:

        Convertible debentures         36,450,750
        Derivatives options           159,168,094
        Options                         1,508,000
        Warrants                        1,304,348
                                   ---------------
                                      198,431,192
                                   ===============

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

DDS selects certain dentists in selected geographical areas to represent the Company. The dentist enters into an exclusive agreement with DDS for an annual management services fee, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Revenues from membership fees are recognized over the term of the contract. Unearned membership fees at June 30, 2008 and 2007 amounted to $154,960 and $411,908 respectively, and will be recognized as revenues over their respective term of contract.

The Company recognizes revenue from its dental practice when dental services are provided.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. During the six month period ended June 30, 2008, the Company has not reached bank balances exceeding the FDIC insurance limit. The Company has not experienced any losses in such accounts through June 30, 2008.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the six months ended June 30, 2008, the Company did not grant any stock options.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2--Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                Useful Life    June 30, 2008  December 31, 2007
                                ----------   ---------------  -----------------
Computer equipment                5 Years        $    12,749     $    9,695
Office equipment                  5 years            441,702        424,747
Office furniture and fixtures     7 Years             62,128         62,128
Leasehold improvements            10 Years            89,642         30,593
                                             ---------------- --------------
                                                     606,221        527,163

Less: accumulated depreciation                     (397,574)      (363,144)
                                             ---------------- --------------
                                                  $  208,647     $  164,019
                                             ================ ==============

For the six months ended June 30, 2008 and 2007, depreciation expense amounted to $34,431 and $33,738, respectively.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At June 30, 2008, the Company revalued this derivative liability. For the six months ended June 30, 2008, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $32,512. At June 30, 2008 and December 31, 2007, the balance of the convertible debenture amounted to $226,873.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the six months ended June 30, 2008, the Company revalued this derivative liability. For the six months ended June 30, 2008, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $272,776 and reclassified $42,046 of the derivative liability to paid-in capital due to the payment of the debenture. For the six months ended June 30, 2008 and 2007, amortization of the discount on the note amounted to $0 and $2,463, respectively. At June 30, 2008 and December 31, 2007, the balance of the convertible note amounted to $544,363 and $586,408, respectively.


NOTE 6 - NOTES PAYABLE

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of June 30, 2008, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 6 - NOTES PAYABLE (continued)

At June 30, 2008 and December 31, 2007, the principal amount outstanding on this note amounts to $575,924 and $714,324, respectively.

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. This note is personally guaranteed by the Company's CEO. At June 30, 2008 and December 31, 2007, the principal amount outstanding on this note amounts to $33,967 and $38,575, respectively.

In March 2008, the Company was issued a progress promissory note with a maximum principal balance of $350,000. The note bears a monthly interest rate of 1.00% and interest is payable monthly. The unpaid principal balance is payable upon demand. The principal balance of the note was $83,681 as of June 30, 2008.


NOTE 7 - LINE OF CREDIT

On May 16, 2007, the Company was issued a $100,000 line of credit with SunTrust Bank. The line of credit bears an annual interest rate of 8.25% and interest is payable monthly. The balance of the line of credit was $20,650 as of December 31, 2007 and $50,650 as of June 30, 2008.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 8 - RELATED PARTY TRANSACTIONS  (continued)

On March 7, 2007, the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000. The Company's CEO individually signed a 30 year promissory note in the amount of $270,000 with SunTrust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037 and is secured by a personal asset owned by the Company's CEO. The loan from the Company's CEO calls for the Company to make equal monthly payments. In the event of a default, all payments under the loan shall become immediately due and payable. The loan represents an unsecured obligation of the Company. At June 30, 2008 and December 31, 2007, the principal amount outstanding on this loan amounts to $267,363 and $268,451, respectively.

NOTE 9 -  SHAREHOLDERS' DEFICIT

Between January and February 2008, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal and accrued interest on its notes payable of $37,255 for which the Company issued in aggregate 6,644,496 shares of its common stock to Dutchess.

Between April 2008 and June 2008, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal on its notes payable of $4,791 for which the Company issued in aggregate 1,750,000 shares of its common stock to Dutchess.

On June 12, 2008, the Company issued 1,100,000 shares of common stock for accrued legal services during 2007. The Company valued these common shares at the fair market value on the date of grant at approximately $.04 per share or $4,284. In connection with the issuance of these shares, the Company applied the value against accounts payable.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 9 -  SHAREHOLDERS' DEFICIT

Stock Options (continued)

A summary of the stock options as of June 30, 2008 and changes during the periods is presented below:

                                                        Number of Options
                                     Weighted Average    Exercise Price
                                     ----------------  --------------------
Balance at beginning of year                1,508,000  $               0.16
Granted                                             -                     -
Exercised                                           -                     -
Forfeited                                           -                     -
                                     ----------------  --------------------
Balance at end of period                    1,508,000  $               0.16
                                     ================  ====================

Options exercisable at end of period        1,508,000  $               0.16
                                     ================  ====================
Weighted average fair value of
options granted during the period                      $                  -




     The following information applies to options outstanding at June 30, 2008:

          Options Outstanding                             Options Exercisable
---------------------------------------------------    -----------------------
                            Weighted
                             Average      Weighted                   Weighted
 Range of                   Remaining     Average                     Average
 Exercise       Number      Contractual    Exercise      Number       Exercise
   Price      Outstanding   Life (Years)    Price      Exercisable      Price
 -----------  ------------  -----------   ---------    ------------  ---------
$ 0.10-0.15        950,000    2.50       $     0.14         950,000  $    0.14
$0.20-.0.25        525,000    0.25       $     0.21         525,000  $    0.21
$      0.50         33,000    1.50       $     0.50          33,000  $    0.50
              ------------                ---------    ------------  ---------
                 1,508,000               $     0.16       1,508,000  $    0.16
              ============                =========    ============  =========

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 10 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,890,253 and a working capital deficit of $2,725,330 at June 30, 2008 and net losses for the six months ended June 30, 2008 of $172,487. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has notes payable to a bank and a third party. Additionally, the Company has a loan payable with the Company's CEO (see Note 8) and a line of credit. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


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

     We are currently investigating the possible acquisition of a dental practice in North Carolina. Closing of the transaction will be subject to our further due diligence and securing the required financing. The acquisition of the dental practice will also include real estate.

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

     At June 30, 2008 and December 31, 2007, the balance of the convertible debenture amounted to $544,363 and $586,408, respectively.

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

                              Results of Operations

SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Revenues

     For the six months ended June 30, 2008, we generated revenues of $1,450,038 as compared to $1,379,376 for the six months ended June 30, 2007, an increase of approximately 5%. The increase in revenues is attributable to the decrease in other revenue from the settlement of litigation of $190,000 during 2007 offset by increased in revenues of approximately $260,000 attributable to increased revenues which we generated from the dental practice.

Operating Expenses

     The Company's total operating expenses decreased $564,482 or 31% for the six months ended June 30, 2008 as compared to the 2007 period. These decreases include:

     o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the six months ended June 30, 2008, the cost of services performed were $215,361 as compared to $154,638 for the 2007 period, an increase of $60,723 or 39%. This increase was primarily due to the increase in dental supplies and associate fees of approximately $54,000.
     o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the six months ended June 30, 2008, salaries, related taxes and stock-based compensation costs were $620,955 as compared to $844,184 for the 2007 period, a decrease of $223,229 or 26%. The decrease was primarily attributable to a decrease in stock based compensation of $273,685 attributable to the fair value of common shares issued for services to our CEO and certain employees offset by increase in salaries that relates to adding additional personnel and normal wage increases during the six months ended June 30, 2008.
     o For the six months ended June 30, 2008, we recorded depreciation expense of $34,431 as compared to $33,739 for the 2007 period. We purchase additional computer equipment in August 2007 amounting to $1,015 which resulted in a minimal increase in depreciation.
     o For the six months ended June 30, 2008, we incurred professional fees of $51,703 as compared to $83,023 for the 2007 period, a decrease of $31,320 or 38%. The decrease during the six months ended June 30, 2008 was attributable to decrease in accounting fees.
     o For the six months ended June 30, 2008, we incurred consulting fees of $20,650 as compared to $265,800 for the 2007 period, a decrease of $245,150 or 92%. The decrease was primarily attributable to a decrease in use of consultants for investor relations, business development and advisory services during the six months ended June 30, 2008.
     o For the six months ended June 30, 2008, we incurred other general and administrative expenses of $325,443 as compared to $451,641 for the 2007 period, a decrease of $126,198. Other general and administrative expenses consisted of rent, insurance, printing, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses.

Other income (expenses)

     o For the six months ended June 30, 2008, we recorded amortization of debt issuance costs of $0 as compared to $6,685 in the 2007 period. The decrease was primarily attributable to the full amortization of debt issuance cost related to our notes payable with dutchess in the 2007 period.
     o For the six months ended June 30, 2008, we recorded a loss from the revaluation of a derivative liability of $305,288 as compared to $319,899 in the 2007 period which was attributable to our stock volatility and the value of our stock price.

     o For the six months ended June 30, 2008, interest expense was $48,821 as compared to $67,790 for the 2007 period, a decrease of $18,969 The decrease in interest expense is primarily attributable to decreasing borrowing costs and repayment obligations as a result of the various financings we have undertaken with Dutchess and to a lesser extent, costs associated with our bank line of credit.

Net loss

     As a result of these factors, we reported a net loss for the six months ended June 30, 2008 of $172,487 or $.00 per share as compared to a net loss of $847,989 or $.01 per share for the 2007 period. Investors should note that as of June 30, 2008, the weighted average number of shares outstanding - basic and diluted was 109,625,005 as compared to 59,113,969 for the 2007 period.

THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Revenues

     For the three months ended June 30, 2008, we generated revenues of $740,443 as compared to $746,739 for the three months ended June 30, 2007, a decrease of less than 1%. The decrease in revenues is attributable to the decrease in other revenue from the settlement of litigation of $190,000 during 2007 offset by increased in revenues of approximately $183,704attributable to increased revenues which we generated from the dental practice.


Operating Expenses

     The Company's total operating expenses decreased from $864,309 to $619,949, a decrease of $244,360 or 28% for the three months ended June 30, 2008 as compared to the 2007 period. These decreases include:

o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the three months ended June 30, 2008, the cost of services performed were $108,504 as compared to $69,472 for the 2007 period, an increase of $39,032 or 56%. This increase was primarily due to the increase in dental supplies and associate fees.
o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the three months ended June 30, 2008, salaries, related taxes and stock-based compensation costs were $330,896 as compared to $385,006 for the 2007 period, a decrease of $54,110 or 14%. The decrease was primarily attributable to a decrease in stock based compensation which was offset in part by increased salaries related to additional personnel and normal wage increases during the three months ended June 30, 2008.
o For the three months ended June 30, 2008, we recorded depreciation expense of $17,216 as compared to $16,837 for the 2007 period.
o For the three months ended June 30, 2008, we incurred professional fees of $19,032 as compared to $36,566 for the 2007 period, a decrease of $17,534 or 48%.
o For the three months ended June 30, 2008, we incurred consulting fees of $7,950 as compared to $94,375 for the 2007 period, a decrease of $86,425 or 92%. The decrease was primarily attributable to a decrease in use of consultants for investor relations, business development and advisory services during the three months ended June 30, 2008.
o For the three months ended June 30, 2008, we incurred other general and administrative expenses of $136,351 as compared to $262,053 for the 2007 period, a decrease of $125,702 or 48%. Other general and administrative expenses consisted of rent, insurance, printing, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses.

Other income (expenses)

o For the three months ended June 30, 2008 and 2007, we did not record any expense for amortization of debt issuance.
o For the three months ended June 30, 2008, we recorded a loss from the revaluation of a derivative liability of $280,895 as compared to a loss of $116,288 in the 2007 period which was attributable to our stock volatility and the value of our stock price.
o For the three months ended June 30, 2008, interest expense was $23,727 as compared to $32,374 for the 2007 period, a decrease of $8,647. The decrease in interest expense is primarily attributable to decreasing borrowing costs and repayment obligations as a result of the various financings we have undertaken with Dutchess and to a lesser extent, costs associated with our bank line of credit.

Net loss

     As a result of these factors, we reported a net loss for the three months ended June 30, 2008 of $184,096 as compared to a net loss of $266,198 for the 2007 period. Investors should note that as of June 30, 2008, the weighted average number of shares outstanding - basic and diluted was 110,779,103 as compared to 63,375,969 for the 2007 period.

Liquidity and Capital Resources

     At June 30, 2008, we had cash and accounts receivable totaling $304,277. We had total current assets of $343,590. Also, as of June 30, 2008, we had total assets of $552,237. Our total current liabilities at June 30, 2008 were $3,068,920. We have a working capital deficit as of June 30, 2008 of $2,725,330. During the six months ended June 30, 2008, we wrote-off approximately $88,000 of uncollectible accounts receivable. Our working capital deficit is primarily attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $226,873, notes payable in the amount of $693,572 and a derivative liability in the amount of $874,014. We also have convertible notes payable totaling $544,363. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. (See Footnotes 3, 4 and 5 of our financial statements). We are also in default under our lending agreement when we failed to maintain certain affirmative covenants required under the loan documentation. This loan obligation has been subsequently assigned by Bank of America. We have not received any notice of default by the Assignee and we continue to make the required monthly payments. Nevertheless, we have designated the entire amount of this liability, as a short term liability.

     We owe our CEO, George Green, the sum of $267,363. This liability resulted from a loan which he provided the Company in the amount of $270,000. Dr. Green individually signed a 30 year promissory note in the amount of $270,000 with Sun Trust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037. (See Footnote 8.)

     We have also recorded a liability for unearned membership fees totaling $154,960 and a line of credit balance of $50,650 as of June 30, 2008.

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

     We have an accumulated deficit of $4,890,253. We recorded shareholder transactions as June 30, 2008 of $1,489,711. As of June 30, 2008, we had a shareholders' deficit of $2,516,683.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

     On August 11, 2006, George Green, individually and on behalf of the Company, entered into a Promissory Note in the amount of $50,000 with the Community Bank of Broward. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. At June 30, 2008, the principal amount outstanding on this note amounts to $33,967.

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

     In March 2008, we entered into a progress promissory note agreement with a maximum principal balance of $350,000. The note bears a monthly interest rate of 1.00% and interest is payable monthly. The unpaid principal balance is payable upon demand. The principal balance of the note was $83,681 as of June 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2--Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

     In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

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

     The Certifying Officer has concluded that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three month period covered by this report, we issued the following unregistered securities:

Date          Title       Number          Consideration
-------       -----       ---------       -------------
5/1/08        c/s         1,000,000       $2,300(1)
6/12/08       c/s         1,100,000       $4,284(2)
6/27/08       c/s           525,000       $1,312(1)
------------------

(1)  Issued to reduce the outstanding obligation of the noteholder.
(2)  Issued for services rendered.

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


Item 5. Other Information.

     None.


Item 6. Exhibits and Reports Filed on Form 8-K

        (a) Exhibits

Exhibit
No.       Description
-------  ---------------------------------
31.1     Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer
-----------------

        (b) There were no reports filed on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           UNION DENTAL HOLDINGS, INC.

                             By: /s/ George D. Green
                                -------------------------------
                                 George D. Green
                           Date: August 14, 2008