Form 10KSB/A
period 2007-12-31
UNION DENTAL HOLDINGS, INC.
filed 2008-09-15
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB A-1

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Post Effective Registration Statement No. 3 filed on August 16, 2007



Transitional Small Business Disclosure Format (check one):     Yes |X| No |_|

This Form 10-KSB A-1 contains "forward-looking statements" relating to Union Dental Holdings, Inc. ("Union Dental""we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB A-1 that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

EXPLANATORY NOTE

Union Dental Holdings, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the U.S. Securities and Exchange Commission on March 31, 2008. This Amendment No. 1 is being filed to amend and restate the information provided under Item 8(a) of
Part II. In addition, we have amended the required certifications and included a consent from our auditors with respect to our Form S-8 filed as filed with the Commission on September 26, 2008. This Amendment No. 1 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB on March 31, 2008. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to
Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report on Form 10-KSB and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB.


ITEM 8(a)  Controls and Procedures

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

5.*       Opinion re: Legality

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

23 *      Consent of experts and counsel

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

(3) Filed as Exhibits 16.1 and 16.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2004.

(4) Filed as Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

(5) Filed as Exhibits to the Company's Form 8-K/A filed with the Securities and Exchange Commission on February 4, 2005.

(6)  Filed as an exhibit to the Company's Form 8-k filed August 22, 2005.

(7)  Filed as an exhibit to the  Company's  Form 8-k filed  December  27, 2006.

*    Included herein

     (b) Reports on Form 8-k. During the last quarter of the fiscal year ended December 31, 2007, no reports we filed on Form 8-k with the Securities and Exchange Commission.

                                         SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date:  September 11,  2008

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


Signature                                Title                         Date


/s/ GEORGE D. GREEN           CEO, President & Director      September 11, 2008
-------------------
GEORGE D. GREEN