Form 10KSB/A
period 2007-12-31
UNION DENTAL HOLDINGS, INC.
filed 2008-10-08
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB A-2

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Post Effective Registration Statement No. 3 filed on August 16, 2007



Transitional Small Business Disclosure Format (check one):     Yes |X| No |_|



This Form 10-KSB A-2 contains "forward-looking statements" relating to Union Dental Holdings, Inc. ("Union Dental" "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB A-2 that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

     Union Dental Holdings, Inc. is filing this Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the U.S. Securities and Exchange Commission on March 31, 2008. This Amendment No. 2 is being filed to amend and restate the information provided under Item 8(a) of Part II. In addition, we have amended the consent of our auditors. This Amendment No. 2 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

     This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 2 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB on March 31, 2008.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended and refiled as of the date of this Amendment No. 2 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

     This Amendment No. 2 should be read in conjunction with the original filing of our Annual Report on Form 10-KSB and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB.


Item 8A(T).  Controls and Procedures.

     Based on the periodic review of our Annual Report by the Securities and Exchange Commission, our chief executive officer/chief financial officer, George Green, ("Management") conducted and re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 which require that (i) the information required to be disclosed by us in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Management, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

     As amended, our Management has determined that the Company failed to use the appropriate disclosure language requirements by Items 307 and 308T of Regulation S-K( 17 CFR 229.307 and 229.308T) with respect to the annual report that the registrant is required to file for a fiscal year end on or after December 15, 2007 but before December 15, 2008.

     Therefore, in connection with the filing of this Amendment, our Management concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective.

     It is worth noting that management re-affirms its position that the financial statements included in the Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     Additionally, it should be noted that management will take steps to address its disclosure controls requirements which will include hiring and engaging experienced consultants to review Quarterly and Annual Reports to assist management in the review and preparation of financial statements and disclosures.

     In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company is currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

     Under supervision and with the participation of our Management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control-Integrated Framework.

     As a result of the change on the disclosure controls conclusion in this Amendment, management has determined that the conclusion on ineffective disclosure controls affects the conclusion on internal controls over financial reporting because as part of the Company's external reporting process, the Company failed to use the appropriate disclosure checklists and procedures to ensure that the appropriate disclosures were included in our Annual Report. As such, our internal controls as of December 31, 2007, failed to reveal the breakdown in the disclosure process. Therefore, we have deemed that our internal controls procedures were ineffective. However, it is worth noting that the Amendment and modification in our conclusion did not change the Company's previously reported consolidated revenues, net income, income per share or other results of operations and did not require restatement of the basic consolidated financial statements (Balance Sheets, Statements of Income, Shareholders' Equity and Cash Flows).

     Therefore, as noted above, Management will take steps to address its disclosure controls requirements which include using experienced consultants to review Quarterly and Annual Reports to provide reasonable assurance that accurate, complete financial statements and disclosure requirements are presented in our Report filings.

     This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management's report was not subject to an audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Controls over Financial Reporting

     During the year ended December 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.


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

Date:  October 7,  2008

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


Signature                           Title                         Date


/s/ GEORGE D. GREEN            CEO, President & Director      October 7, 2008
-------------------
GEORGE D. GREEN