Form 10-Q/A
period 2008-03-31
UNION DENTAL HOLDINGS, INC.
filed 2008-11-05
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT No. 1 to
                                    Form 10-Q

(Mark One)
________________________________________________________________________________
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________
________________________________________________________________________________


Commission File Number: 000-26703


                           UNION DENTAL HOLDINGS, INC.
           -----------------------------------------------------------
              (Exact name of  issuer as specified in charter)

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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This amended Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this amended Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this amended Quarterly Report involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


                                EXPLANATORY NOTE

     Union Dental Holdings, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as filed with the U.S. Securities and Exchange Commission on May 14, 2008. This Amendment No. 1 is being filed to amend and restate the information provided under Item 4, Controls and Procedures. This Amendment No. 1 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.

     This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the quarterly report on Form 10-Q on May 14, 2008.

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

     This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report for the period ended March 31, 2008 and our other filings made with the Securities and Exchange Commission.


ITEM 4. Controls and Procedures.

     As required by Rule 13a-15 under the Exchange Act, our management, including George Green, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

     Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

     Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, Dr. Green concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, management identified significant deficiencies related to:

     (i)  our internal audit functions;
     (ii) the absence of an Audit Committee as of March 31, 2008 and
     (iii) a lack of segregation of duties within accounting functions.

     Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

     Additionally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions and we do not employ any accounting personnel and we use an independent accountant to compile our books and records. In order to correct the foregoing deficiencies, we plan on taking the following remediation measures:

* We are looking to retain a senior financial executive to serve as our Chief Financial Officer.

* This individual should have extensive experience in internal control and U.S. GAAP reporting compliance. We believe that this individual together with our chief executive officer will oversee and manage our the financial reporting process and required training of the accounting staff.

* We have committed to the establishment of effective internal audit functions, however, we have not hired any internal audit resources as of the date of this report and may not have sufficient operating capital to establish an internal audit function.

* We plan on hiring an independent director to serve on an audit committee, however we have not hired any independent directors as of the date of this report and may not have sufficient operating capital to hire an independent director.

* Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

     We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

     A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

     Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of March 31, 2008. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.


ITEM 6.  Exhibits

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
 No.       Description
-------- -----------------------------------------------------------

31.1 *   Section 302) Certification of Chief Executive Officer

31.2 *   Section 302 Certification of the Principal Financial Officer

32.1 * Section 906 Certification of Chief Executive Officer and the Principal Financial Officer
---------------
* Filed herewith.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNION DENTAL HOLDINGS, INC.



Dated:  November 6, 2008   By: /s/ George D. Green
                              -----------------------------------
                               George D. Green
                               Chief Executive Officer, President and Director