Form 10-Q/A
period 2008-06-30
UNION DENTAL HOLDINGS, INC.
filed 2008-11-06
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT No. 1 to
                                    Form 10-Q

(Mark One)
--------------------------------------------------------------------------------
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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This amended Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this amended Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this amended Quarterly Report involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                                EXPLANATORY NOTE

     Union Dental Holdings, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as filed with the U.S. Securities and Exchange Commission on May 14, 2008. This Amendment No. 1 is being filed to amend and restate the information provided under Item 4, Controls and Procedures. This Amendment No. 1 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

     This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the quarterly report on Form 10-Q for the quarter ended June 30, 2008.

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

     This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report for the period ended June 30, 2008 and our other filings made with the Securities and Exchange Commission.


ITEM 4. Controls and Procedures.

     As required by Rule 13a-15 under the Exchange Act, our management, including George Green, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

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

     Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, Dr. Green concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified significant deficiencies related to

     (i)  our internal audit functions;
     (ii) the absence of an Audit Committee as of June 30, 2008 and
     (iii) a lack of segregation of duties within accounting functions.

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

     Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of June 30, 2008. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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