Form 10-Q
period 2008-09-30
UNION DENTAL HOLDINGS, INC.
filed 2008-11-14
CIK 1138586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
________________________________________________________________________________
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2008

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

 Large accelerated filer   [_]     Accelerated filer          [_]
 Non-accelerated filer     [_]     Smaller reporting company  [x]
                                  (Do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 114,572,510 shares of common stock are issued and outstanding as of November 14, 2008.

                                TABLE OF CONTENTS

                                                                        Page No.

                  PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements                                                 3
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          21
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.         29
Item 4T.  Controls and Procedures.                                            29

                    PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.                                                  30
Item 1A.  Risk Factors.                                                       30
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.        30
Item 3.   Defaults Upon Senior Securities.                                    31
Item 4.   Submission of Matters to a Vote of Security Holders.                31
Item 5.   Other Information.                                                  31
Item 6.   Exhibits.                                                           31
Signatures                                                                    31


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


                           OTHER PERTINENT INFORMATION

When used in this report, the terms "Union Dental," the "Company," "we," "our," and "us" refers to Union Dental Holdings, Inc., a Florida corporation.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                    Year ended
                                                                       September 30, 2008        December 31, 2007
                                                                           (Unaudited)               (Audited)
                                                                     -----------------------   ---------------------
                    ASSETS
CURRENT ASSETS:
  Cash                                                               $                 4,257   $              13,486
  Accounts receivable, net                                                           273,265                 326,842
  Inventory of supplies                                                               37,480                  37,480
  Prepaid expenses and other current assets                                           18,288                  27,724
                                                                     -----------------------   ---------------------

Total current assets                                                                 333,290                 405,532

Property and equipment, net                                                          311,811                 164,019
Other assets                                                                               -                   1,680
                                                                     -----------------------   ---------------------

Total Assets                                                         $               645,101   $             571,231
                                                                     =======================   =====================

             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Convertible notes payable                                         $               544,363                 586,408
   Convertible debenture payable                                                     226,873                 226,873
   Notes payable                                                                     763,596                 752,899
   Loan payable - related party                                                      266,802                 268,451
   Line of credit                                                                     50,650                  20,650
   Accounts payable                                                                  120,471                  74,395
   Accrued expenses                                                                  210,465                 129,603
   Unearned membership fees                                                          141,227                 333,752
   Derivative liability                                                              628,856                 613,722
                                                                     -----------------------   ---------------------
Total current liabilities                                                          2,953,303               3,006,753
                                                                     -----------------------   ---------------------

Commitments and contingencies                                                              -                       -

SHAREHOLDERS' DEFICIT:

  Preferred stock ($.0001  Par value; 25,000,000 shares authorized;
    3,000,000 shares issued and outstanding)                                             300                     300
   Common stock ($.0001  Par value; 300,000,000 share authorized;
    114,072,510  shares and 103,078,014 issued and outstanding at
    September 30, 2008 and December 31, 2007, respectively)                           11,407                  10,308
  Additional paid-in capital                                                       3,862,824               3,761,347
  Accumulated deficit                                                             (4,693,022)             (4,717,766)
  Shareholder transactions                                                        (1,489,711)             (1,489,711)
                                                                     -----------------------   ---------------------
Total shareholders' deficit                                                       (2,308,202)             (2,435,522)
                                                                     -----------------------   ---------------------
Total liabilities and shareholders' deficit                          $               645,101   $             571,231
                                                                     =======================   =====================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three Months Ended           For the Nine Months Ended
                                                                    September 30,                      September 30,
                                                          --------------------------------  ----------------------------------
                                                              2008             2007              2008                2007
                                                          --------------- ----------------  ----------------  ----------------
                                                            (Unaudited)     (Unaudited)       (Unaudited)        (Unaudited)


Revenues, net                                             $       519,200 $        566,497  $      1,969,238  $      1,755,873
Other revenue                                                           -                -                 -           190,000
                                                          --------------- ----------------  ----------------  ----------------

Total Revenues                                                    519,200          566,497         1,969,238         1,945,873

Operating expenses:
   Cost of services performed                                      68,459           92,796           283,820           247,434
Salaries and related taxes and stock-based
  compensation                                                    302,175          312,842           923,130         1,157,026
Depreciation and amortization                                      17,213           17,037            51,644            50,776
Professional fees                                                   7,950           53,270            59,653           136,293
Consulting fees                                                     1,900           60,500            22,550           326,300
Other general and administrative                                  140,453          170,357           465,896           621,998
                                                          --------------- ----------------  ----------------  ----------------
Total operating expenses                                          538,150          706,802         1,806,693         2,539,827
                                                          --------------- ----------------  ----------------  ----------------

Income (loss) from operations                                     (18,950)        (140,305)          162,545          (593,954)
                                                          --------------- ----------------  ----------------  ----------------

Other income (expense):
 Amortization of debt issuance costs                                    -                -                 -            (6,685)
 Gain (loss) from valuation of derivatives                        245,158          209,345           (60,130)         (110,554)
liability
Interest income                                                        16            1,304               143             1,338
Interest expense                                                  (28,993)         (31,356)          (77,814)          (99,146)
                                                          --------------- ----------------  ----------------  ----------------

     Total other income (expense)                                 216,181          179,293          (137,801)         (215,047)
                                                          --------------- ----------------  ----------------  ----------------

Income (loss) before provision for
  income taxes                                                    197,231           38,988            24,744          (809,001)
Income tax expense                                                      -                -                 -                 -
                                                          --------------- ----------------  ----------------  ----------------

Net Income (loss)                                         $       197,231 $         38,988  $         24,744  $       (809,001)
                                                          =============== ================  ================  ================

Net Income (loss) per common share:
Net Income (loss) per common share - basic                $             - $              -  $              -  $          (0.01)
                                                          =============== ================  ================  ================
Net Income (loss) per common share - diluted              $             - $              -  $              -  $          (0.01)
                                                          =============== ================  ================  ================

   Weighted average common shares
outstanding - basic                                           114,072,510       73,902,128       110,871,977        64,097,524
                                                          =============== ================  ================  ================
   Weighted average common shares
outstanding - diluted                                         443,061,073      211,732,112       439,860,540        64,097,524
                                                          =============== ================  ================  ================

     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                -------------------------------------------
                                                                                       2008                   2007
                                                                                ---------------------  --------------------
                                                                                    (Unaudited)             (Unaudited)
Cash Flows From Operating Activities:
Net Income (loss)                                                               $              24,744  $           (809,001)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                                                  51,644                50,777
Stock-based compensation and consulting                                                        11,250               650,346
Amortization of debt issuance costs                                                                 -                 6,685
Amortization of discount of debenture and note payable                                              -                 2,463
Gain (loss) from valuation of derivatives                                                      60,130               110,554
Changes in assets and liabilities:
Accounts receivable                                                                            53,577                46,580
Prepaid expenses and other current assets                                                       9,436                  (385)
Other assests                                                                                   1,680                     -
Accounts payable                                                                               50,361                   939
Accrued expenses                                                                               80,862                19,915
Accrued interest included in note payable                                                           -                19,774
Due to related parties                                                                              -                (3,000)
Unearned membership fees                                                                     (192,525)              (84,710)
                                                                                ---------------------  --------------------
Net cash provided by (used in) operating activities                                           151,159                10,937
                                                                                ---------------------  --------------------

Cash Flows From Investing Activities:
Purchase of property and equipment                                                           (199,436)               (1,016)
                                                                                ---------------------  --------------------
Net cash used in investing activities                                                        (199,436)               (1,016)
                                                                                ---------------------  --------------------

Cash Flows From Financing Activities:
Net proceeds from sales of common stock                                                             -                50,025
Proceeds from note payable                                                                          -                35,025
Proceeds from loan payable - related party                                                     (1,649)              270,000
Line of credit                                                                                 30,000                   650
Payments on loans payable - related party                                                           -                (1,022)
Payments on notes payable                                                                      10,697              (475,990)
                                                                                ---------------------  --------------------
Net cash provided by (used in)  financing activities                                           39,048              (121,312)
                                                                                ---------------------  --------------------

Net increase (decrease) in cash                                                                (9,229)             (111,391)
Cash - beginning of year                                                                       13,486               117,556
                                                                                ---------------------  --------------------
Cash - end of period                                                            $               4,257  $              6,165
                                                                                =====================  ====================

Supplemental Disclosures of Cash Flow Information
Cash payments for interest                                                      $              50,692  $            103,425
                                                                                =====================  ====================
Cash payments for income taxes                                                  $                   -  $                  -
                                                                                =====================  ====================

Non-cash investing and financing activities:
Issuance of common stock for debt and accrued interest                          $              42,046  $            156,023
                                                                                =====================  ====================
Reclassification of derivative liability to equity                              $              44,996  $            220,819
                                                                                =====================  ====================
Common stock issued in connection with accrued services                                         4,284  $             75,278
                                                                                =====================  ====================


     See accompanying notes to unaudited consolidated financial statements.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

The acquisition of UDC and DDS by the Company was accounted for as a reverse merger because on a post-merger basis, the former UDC and DDS shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, UDC and DDS were deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending September 30, 2008, are those of the combined results of UDC and DDS for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical shareholders' deficit of the combined results of UDC and DDS prior to the acquisition have been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and the combined UDC and DDS common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (UDC and DDS) are carried forward after the acquisition.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto and other pertinent information contained in Form 10-KSB of Union Dental Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $22,196. During the nine months ended September 30, 2008, the Company wrote-off approximately $88,000 of uncollectible accounts receivable.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2008.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented during the nine months ended September 30, 2007 because it is anti-dilutive. The Company's common stock equivalents at September 30, 2008 include the following:

     Convertible debentures                             74,319,613
     Derivatives options                               254,668,950
     Options                                               983,000
     Warrants                                            1,304,348
                                                 ------------------
                                                       331,275,911
                                                 ==================

The following table presents a reconciliation of basic and diluted earnings per share:

                                                    For the three Months
                                                     Ended September 30,
                                                       2008         2007
                                                    ------------- ------------
Net income                                          $     197,231 $     38,988
Weighted average shares outstanding - basic           114,072,510   73,902,128
Income (loss) per share - basic                     $        0.00         0.00
                                                    ============= ============

Net income                                                197,231       38,988
Impact of assumed conversions
    Derivative (income) expense                          (245,158)    (209,345)
                                                    ------------- ------------
Net loss - diluted                                  $     (47,927)$   (170,357)

Weighted average shares outstanding - basic           114,072,510   73,902,128
Effect of dilutive securities
   Convertible debentures                              74,319,613   27,553,304
   Derivatives options                                254,668,950  110,276,680
                                                    ------------- ------------
Weighted average shares outstanding- diluted          443,061,073  211,732,112
                                                    ============= ============
Income (loss) per share - diluted                   $        0.00 $       0.00
                                                    ============= ============

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                         For the nine Months
                                                         Ended September 30,

                                                               2008
                                                         --------------------
Net income                                               $             24,744
Weighted average shares outstanding - basic                       110,871,977
Income (loss) per share - basic                          $               0.00
                                                         ====================

Net income                                                             24,744
Impact of assumed conversions
    Derivative (income) expense                                        60,130
                                                         --------------------
Net loss - diluted                                       $             84,874

Weighted average shares outstanding - basic                       110,871,977
Effect of dilutive securities
   Convertible debentures                                          74,319,613
   Derivatives options                                            254,668,950
                                                         --------------------
Weighted average shares outstanding- diluted                      439,860,540
                                                         ====================
Income (loss) per share - diluted                        $               0.00
                                                         ====================

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

DDS selects certain dentists in selected geographical areas to represent the Company. The dentist enters into an exclusive agreement with DDS for an annual management services fee, which is based on each specialty the dentist provides to the patients on a per office basis. DDS receives a yearly membership fee from each dentist in order for him/her to maintain the exclusive area of each specialty that the dentist provides. Revenues from membership fees are recognized over the term of the contract. Unearned membership fees at September 30, 2008 and 2007 amounted to $141,227 and $260,781 respectively, and will be recognized as revenues over their respective term of contract.

The Company recognizes revenue from its dental practice when dental services are provided.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. During the nine month period ended September 30, 2008, the Company has not reached bank balances exceeding the FDIC insurance limit. The Company has not experienced any losses in such accounts through September 30, 2008.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the nine months ended September 30, 2008, the Company did not grant any stock options.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                 Useful Life   September 30, 2008  December 31, 2007
                                 -----------
Computer equipment                 5 Years      $          40,055   $          9,695
Office equipment                   5 years                475,100            424,747
Office furniture and fixtures      7 Years                 69,528             62,128
Leasehold improvements            10 Years                141,917             30,593
                                                -----------------   ----------------
                                                          726,600            527,163
Less: accumulated depreciation                           (414,789)          (363,144)
                                                -----------------   ----------------
                                                       $  311,811         $  164,019
                                                =================   ================

For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $51,644 and $50,777, respectively.

For the nine months ended September 30, 2008, the Company has not begun to depreciate certain property and equipment purchased between April 2008 and September 2008 since they had not yet been placed in service. The Company has entered into an operating lease agreement on a new office space for its dental practice in April 2008 and is currently under construction.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


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

The $600,000 face amount of the debenture was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option were attributed to the debt. At September 30, 2008, the Company revalued this derivative liability. For the nine months ended September 30, 2008, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $30,502. At September 30, 2008 and December 31, 2007, the balance of the convertible debenture amounted to $226,873.


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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 4 - EQUITY CREDIT LINE (continued)

In general, the drawdown facility operates as follows: Dutchess has committed to provide the Company up to $5,000,000 as it requests over a 36 month period, in return for common stock the Company issues to Dutchess. The Company, at its sole discretion, may during the Open Period deliver a "put notice" (the "Put Notice") to Dutchess which states the dollar amount which the Company intends to sell to Dutchess on the Closing Date. The Open Period is the period beginning on the trading after the Effective Date and which ends on the earlier to occur of 36 months from the Effective Date or termination of the Investment Agreement in accordance with its terms. The Closing Date shall mean no more than 7 trading days following the Put Notice Date. The Put Notice Date shall mean the Trading Day immediately following the day on which Dutchess receives a Put Notice, as defined in the agreement. During the Open Period, the Company shall not be entitled to submit a Put Notice until after the previous Closing has been completed. Additionally, Dutchess shall not be obligated to honor any Put Notice if at the time of the Put Notice Dutchess would own more than 4.99% of the Company's issued and outstanding common stock.

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008

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

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


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

The holders of the Note and the underlying shares on the equity credit line have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock was deemed to be outside of the Company's control. Accordingly, in 2005, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,002,049 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the nine months ended September 30, 2008, the Company revalued this derivative liability. For the nine months ended September 30, 2008, after adjustment, the Company recorded a loss on revaluation of this derivative liability of $29,628 and reclassified $44,996 of the derivative liability to paid-in capital due to the payment of the debenture. For the nine months ended September 30, 2008 and 2007, amortization of the discount on the note amounted to $0 and $2,463, respectively. At September 30, 2008 and December 31, 2007, the balance of the convertible note amounted to $544,363 and $586,408, respectively.


NOTE 6 - NOTES PAYABLE

In December 2004, the Company agreed to assume the debt obligation of the principal stockholder for a bank loan utilized to purchase 50% of DDS from its founder and former owner and the remaining balance owed on the original 50% acquisition. The original note was in the amount $1,215,000. On May 17, 2005, the Company entered into an Amended and Restated Promissory Note in the amount of $1,384,000. The interest rate on this note is the LIBOR Fixed Rate plus 255 basis points calculated by using the 365/360 day method. The note requires monthly principal payments of $23,067 plus accrued interest payable monthly, and is secured by all of the assets of the Company. The principal stockholder is also the guarantor of this loan. In addition, the Company, on a consolidated basis, must maintain a minimum Global Debt Service Ratio, as defined by the bank, which is calculated annually, based on the Company's year end financial statements. The Company must also maintain property and casualty insurance on the business as well as a minimum of $700,000 of life insurance on the principal stockholder, assigned to the bank. In October 2005, as a result of a hurricane relief program, the bank extended the due date on the November and December 2005 payments, thereby extending the Note due date to July 17, 2010. As of September 30, 2008, the Company is in default of loan covenants and other terms of the agreement. Accordingly, the Company has shown the entire principal balance in current liabilities.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 6 - NOTES PAYABLE (continued)

At September 30, 2008 and December 31, 2007, the principal amount outstanding on this note amounts to $506,724 and $714,324, respectively.

On August 11, 2006, the Company entered into a Promissory Note in the amount of $50,000 with a bank. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. This note is personally guaranteed by the Company's CEO. At September 30, 2008 and December 31, 2007, the principal amount outstanding on this note amounts to $31,595 and $38,575, respectively.

In March 2008, the Company was issued a progress promissory note with a maximum principal balance of $350,000. The note bears a monthly interest rate of 1.00% and interest is payable monthly. The unpaid principal balance is payable upon demand. The principal balance of the note was $225,277 as of September 30, 2008.


NOTE 7 - LINE OF CREDIT

On May 16, 2007, the Company was issued a $100,000 line of credit with SunTrust Bank. The line of credit bears an annual interest rate of 8.25% and interest is payable monthly. The balance of the line of credit was $20,650 as of December 31, 2007 and $50,650 as of September 30, 2008.


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

On March 7, 2007, the Company received a loan amounting to $270,000 from the Company's CEO for a full payment of the principal and accrued interest of the 10% promissory note which amounted to approximately $261,000. The Company's CEO individually signed a 30 year promissory note in the amount of $270,000 with SunTrust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037 and is secured by a personal asset owned by the Company's CEO. The loan from the Company's CEO calls for the Company to make equal monthly payments. In the event of a default, all payments under the loan shall become immediately due and payable. The loan represents an unsecured obligation of the Company. At September 30, 2008 and December 31,
2007, the principal amount outstanding on this loan amounts to $266,802 and $268,451, respectively.

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


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

On June 12, 2008, the Company issued 1,100,000 shares of common stock for accrued legal services during 2007. The Company valued these common shares at the fair market value on the date of grant at approximately $.004 per share or $4,284. In connection with the issuance of these shares, the Company applied the value against accounts payable.

On August 14, 2008, the Company issued 1,500,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at approximately $.008 per share or $11,250. In connection with the issuance of these shares, the Company recorded professional fees of $11,250 for professional services performed during the nine months ended September 30, 2008.

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

A summary of the stock options as of September 30, 2008 and changes during the periods is presented below:

                                                              Weighted Average
                                          Number of Options    Exercise Price
                                          -----------------  -----------------
   Balance at beginning of year                   1,508,000  $            0.16
   Granted                                                -                  -
   Exercised                                              -                  -
   Forfeited                                       (525,000)              0.21
                                          -----------------  -----------------
   Balance at end of period                         983,000  $            0.15
                                          =================  =================
   Options exercisable at end of period             983,000  $            0.15
                                          =================  =================
   Weighted average fair value of
   options granted during the period                         $               -

The following information applies to options outstanding at September 30, 2008:

          Options Outstanding                             Options Exercisable
---------------------------------------------------    -----------------------
                            Weighted
                             Average      Weighted                   Weighted
 Range of                   Remaining     Average                     Average
 Exercise       Number      Contractual    Exercise      Number       Exercise
   Price      Outstanding   Life (Years)    Price      Exercisable      Price
 -----------  ------------  -----------   ---------    ------------  ---------
$  0.10-0.15       950,000       2.25     $    0.14         950,000  $    0.14
$       0.50        33,000       1.25     $    0.50          33,000  $    0.50
              ------------                ---------    ------------  ---------
                   983,000                $    0.15         983,000  $    0.15
              ============                =========    ============  =========

                  UNION DENTAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008


NOTE 10 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,693,022 and a working capital deficit of $2,620,013 at September 30, 2008, net income for the nine months ended September 30, 2008 of $24,744. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on August 2005, the Company entered into an Investment Agreement and a Debenture Agreement (See Note 3 and 4), and a note payable agreement (See note 5), and has notes payable to a bank and a third party. Additionally, the Company has a loan payable with the Company's CEO (see
Note 8) and a line of credit. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 11 - SUBSEQUENT EVENTS

In October 2008, the Company exercised a put notice in accordance with its Investment Agreement with Dutchess (see note 4) and repaid principal and accrued interest on its notes payable of $875 for which the Company issued in aggregate 500,000 shares of its common stock to Dutchess.










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

     In general, the drawdown facility operates as follows: Dutchess has committed to provide us with up to $5,000,000 as we request over a 36 month period, in return for common stock that we issue to Dutchess. We may, in our sole discretion, during the Open Period deliver a "put notice" (the "Put Notice") to Duchess which states the dollar amount which we intend to sell to Dutchess on the Closing Date. The Open Period is the period beginning on the trading after the Effective Date and which ends on the earlier to occur of 36 months from the Effective Date or termination of the Investment Agreement in accordance with its terms. The Closing Date shall mean no more than 7 trading days following the Put Notice Date. The Put Notice Date shall mean the Trading Day immediately following the day on which Dutchess receives a Put Notice, as defined in the agreement.

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

     At September 30, 2008 and December 31, 2007, the balance of the convertible debenture amounted to $544,363 and $586,408, respectively.

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

                              Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

     For the nine months ended September 30, 2008, we generated revenues of $1,969,238 as compared to $1,945,873 for the nine months ended September 30, 2007, an increase of approximately 1%. The increase in revenues is attributable to the decrease in other revenue from the settlement of litigation of $190,000 during 2007 offset by increased in revenues of approximately $213,000 attributable to increased revenues which we generated from the dental practice.

Operating Expenses

     The Company's total operating expenses decreased $733,134 or 29% for the nine months ended September 30, 2008 as compared to the 2007 period. These decreases include:

     o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the nine months ended September 30, 2008, the cost of services performed were $283,820 as compared to $247,434 for the 2007 period, an increase of $36,386 or 15%. This increase was primarily due to the increase in dental supplies of approximately $30,000.

     o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the nine months ended September 30, 2008, salaries, related taxes and stock-based compensation costs were $923,130 as compared to $1,157,026 for the 2007 period, a decrease of $233,896 or 20%. The decrease was primarily attributable to a decrease in stock based compensation of $313,685 attributable to the fair value of common shares issued for services to our CEO and certain employees offset by increase in salaries that relates to adding additional personnel and normal wage increases during the nine months ended September 30, 2008.

     o For the nine months ended September 30, 2008, we recorded depreciation expense of $51,644 as compared to $50,776 for the 2007 period. We purchased additional computer equipment in August 2007 amounting to $1,015 which resulted in a minimal increase in depreciation. Between April 2008 and September 2008, we purchased certain property and equipment for our new office space to be used by our dental practice which is currently under construction. We have not begun to depreciate these properties and equipment since they had not yet been placed in service.

     o For the nine months ended September 30, 2008, we incurred professional fees of $59,653 as compared to $136,293 for the 2007 period, a decrease of $76,640 or 56%. The decrease during the nine months ended September 30, 2008 was attributable to decrease in accounting fees.

     o For the nine months ended September 30, 2008, we incurred consulting fees of $22,550 as compared to $326,300 for the 2007 period, a decrease of $303,750 or 93%. The decrease was primarily attributable to a decrease in use of consultants for investor relations, business development and advisory services during the nine months ended September 30, 2008.

     o For the nine months ended September 30, 2008, we incurred other general and administrative expenses of $465,896 as compared to $621,998 for the 2007 period, a decrease of $156,102 which is primarily related to cost cutting measures. Other general and administrative expenses consisted of rent, insurance, printing, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses.

Other income (expenses)

     o For the nine months ended September 30, 2008, we recorded amortization of debt issuance costs of $0 as compared to $6,685 in the 2007 period. The decrease was primarily attributable to the full amortization of debt issuance cost related to our notes payable with Dutchess in the 2007 period.

     o For the nine months ended September 30, 2008, we recorded a loss from the revaluation of a derivative liability of $60,130 as compared to $110,556 in the 2007 period which was attributable to our stock volatility and the value of our stock price.

     o For the nine months ended September 30, 2008, interest expense was $77,814 as compared to $99,146 for the 2007 period, a decrease of $21,332 The decrease in interest expense is primarily attributable to decreasing borrowing costs and repayment obligations as a result of the various financings we have undertaken with Dutchess and to a lesser extent, costs associated with our bank line of credit.

Net Income (loss)

     As a result of these factors, we reported a net income for the nine months ended September 30, 2008 of $24,744 or $.00 per share as compared to a net loss of $809,001 or $.01 per share for the 2007 period. Investors should note that as of September 30, 2008, the weighted average number of shares outstanding - basic and diluted for the nine months period was 110,871,977 and 439,860,540, respectively, as compared to 64,097,524 for the 2007 period.

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

     For the three months ended September 30, 2008, we generated revenues of $519,200 as compared to $566,497 for the three months ended September 30, 2007, a decrease of $47,297 or 8%. The decrease in revenues is attributable to the decrease in revenues of our wholly owned subsidiary, Union Dental Corp. of approximately $50,000.

Operating Expenses

     The Company's total operating expenses decreased from $706,802 to $538,150, a decrease of $168,652 or 24% for the three months ended September 30, 2008 as compared to the 2007 period. These decreases include:

     o Cost of services performed - Cost of services performed expense consists of personnel cost, dental supplies, and lab costs. For the three months ended September 30, 2008, the cost of services performed were $68,459 as compared to $92,796 for the 2007 period, a decrease of $24,337 or 26%. This decrease was primarily due to the decrease in associate fees.

     o Salaries, related taxes and stock-based compensation - Salaries, related taxes and stock-based compensation expense consists of personnel cost and the fair value of common shares issued for services to employees. For the three months ended September 30, 2008, salaries, related taxes and stock-based compensation costs were $302,175 as compared to $312,842 for the 2007 period, a decrease of $10,667 or 3%. The decrease was primarily attributable to a decrease in stock based compensation which was offset in part by increased salaries related to additional personnel and normal wage increases during the three months ended September 30, 2008.

     o    For  the  three  months  ended   September   30,  2008,   we  recorded
          depreciation expense of $17,213 as compared to $17,037 for the 2007 period.

     o    For  the  three  months  ended   September   30,  2008,   we  incurred
          professional fees of $7,950 as compared to $53,270 for the 2007 period, a decrease of $45,320 or 85%.

     o For the three months ended September 30, 2008, we incurred consulting fees of $1,900 as compared to $60,500 for the 2007 period, a decrease of $58,600 or 97%. The decrease was primarily attributable to a decrease in use of consultants for investor relations, business development and advisory services during the three months ended September 30, 2008.

     o For the three months ended September 30, 2008, we incurred other general and administrative expenses of $140,453 as compared to $170,357 for the 2007 period, a decrease of $29,904 or 18% which is primarily related to cost cutting measures. Other general and administrative expenses consisted of rent, insurance, printing, office expenses, utilities, maintenance, computer expenses, postage, travel, and other expenses.

Other income (expenses)

     o For the three months ended September 30, 2008 and 2007, we did not record any expense for amortization of debt issuance.

     o For the three months ended September 30, 2008, we recorded a gain from the revaluation of a derivative liability of $245,158 as compared to a gain of $209,345 in the 2007 period which was attributable to our stock volatility and the value of our stock price.

     o For the three months ended September 30, 2008, interest expense was $28,993 as compared to $31,356 for the 2007 period, a decrease of $2,363. The decrease in interest expense is primarily attributable to decreasing borrowing costs and repayment obligations as a result of the various financings we have undertaken with Dutchess and to a lesser extent, costs associated with our bank line of credit.

Net Income

     As a result of these factors, we reported a net income for the three months ended September 30, 2008 of $197,231 as compared to a net income of $38,988 for the 2007 period. Investors should note that as of September 30, 2008, the weighted average number of shares outstanding - basic and diluted for the three months period was 114,072,510 and 443,061,073, respectively, as compared to 73,902,128 and 211,732,112, respectively, for the 2007 period.

Liquidity and Capital Resources

     At September 30, 2008, we had cash and accounts receivable totaling $277,522. We had total current assets of $333,290. Also, as of September 30, 2008, we had total assets of $645,101. Our total current liabilities at September 30, 2008 were $2,953,303. We have a working capital deficit as of September 30, 2008 of $2,620,013. During the nine months ended September 30, 2008, we wrote-off approximately $88,000 of uncollectible accounts receivable. Our working capital deficit is primarily attributable to the financing we have secured with Dutchess including the outstanding current portion of a convertible debenture which we have recorded at $226,873, notes payable in the amount of $763,596 and a derivative liability in the amount of $628,856. We also have convertible notes payable totaling $544,363. The derivative liability which we recorded on our books is the result of the convertibility feature and the registration rights which we have granted to Dutchess. (See Footnotes 3, 4 and 5 of our financial statements). We are also in default under our lending agreement when we failed to maintain certain affirmative covenants required under the loan documentation. This loan obligation has been subsequently assigned by Bank of America. We have not received any notice of default by the Assignee and we continue to make the required monthly payments. Nevertheless, we have designated the entire amount of this liability, as a short term liability.

     We owe our CEO, George Green, the sum of $267,363. This liability resulted from a loan which he provided the Company in the amount of $270,000. Dr. Green individually signed a 30 year promissory note in the amount of $270,000 with Sun Trust Bank, which requires 360 monthly principal and interest payments at the rate of 8.4% per annum until March 7, 2037. (See Footnote 8.)

     We have also recorded a liability for unearned membership fees totaling $141,227 and a line of credit balance of $50,650 as of September 30, 2008.

     To the extent that revenues are insufficient to support ongoing operations, the Company will have to draw against its equity line of credit. With our stock price currently trading below the conversion price of $.092 per share, it is unlikely that Dutchess would convert any portion of the outstanding obligation at the fixed conversion price. Moreover, we were required to deliver Put notices to Dutchess to satisfy the terms and conditions of the $960,000 promissory note. This obligation is in default. In order to satisfy this obligation, we will be required to draw down our equity line of credit. This will require us to issue additional shares of our common stock which will cause further dilution and likely downward pressure on the price of our common stock. Our Common Stock currently trades at approximately $.002 per share. At this price, we have not registered a sufficient number of registered shares available under our equity line of credit to satisfy the outstanding obligation. Based on the current price of our common stock, we have not have registered a sufficient number of shares of common stock to draw against the equity credit line. As such, we will in all likelihood continue to be in default under these obligations.

     We have an accumulated deficit of $4,693,022. We recorded shareholder transactions as September 30, 2008 of $1,489,711. As of September 30, 2008, we had a shareholders' deficit of $2,308,202.

     You are urged to review the accompanying financial statements and financial footnotes in order to fully understand our financial condition.

     On August 11, 2006, George Green, individually and on behalf of the Company, entered into a Promissory Note in the amount of $50,000 with the Community Bank of Broward. The interest rate on this promissory note is 8% per annum calculated by using the 365/360 day method. The note requires 60 monthly principal and interest payments of approximately $1,017 and is secured by certain assets of the Company. At September 30, 2008, the principal amount outstanding on this note amounts to $31,595.

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

     In March 2008, we entered into a progress promissory note agreement with a maximum principal balance of $350,000. The note bears a monthly interest rate of 1.00% and interest is payable monthly. The unpaid principal balance is payable upon demand. The principal balance of the note was $225,277 as of September 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

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


Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

     The Company's President, who is its chief executive officer and is also its Treasurer and principal financial officer (the "Certifying Officer"), has evaluated whether any change in our internal control over financial reporting occurred during the period covered by this report. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     None.


Item 1A. Risk Factors

     We are in default with our two primary lenders.

     As reflected in the notes to our financial statements, we are in default with respect to a note payable and debenture payable due Dutchess Private Equities Fund, LP and an Amended and Restated Promissory Note with Bank of America. Following the occurrence of the default, Bank of America assigned the obligation to Lehman Brothers Bank. We have not received notice from the assignee regarding the status of the loan. While we hope to enter into some type of forbearance agreement with these lenders, there can be no assurance that either will agree to any new terms or conditions which we propose. Lehman Brothers, as the assignee of the Bank of America obligation, has a lien on our assets. If Lehman Brothers were to foreclose on this lien or Dutchess were to exercise its default remedies, we risk foreclosure on the lien or the attachment of our future revenue streams. If this should occur, it is unlikely that we would be able to continue our operations without additional financing of which there can be no assurance.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three month period covered by this report, we issued the following unregistered securities:

Date        Title           Number           Consideration
-------     -----           -------          -------------
8/14/08     c/s             500,000           $1,400(1)
----------------------------------
(1)  Issued for services rendered.

     The shares of common stock set forth above were issued pursuant to an exemption from registration under Section 4(2) of the Act. The shares were valued on the date of grant.

     In addition to the shares set forth above, the Company issued 1,000,000 shares of common stock pursuant to its equity compensation plan which was registered on Form S-8.


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

                           UNION DENTAL HOLDINGS, INC.

                             By: /s/ George D. Green
                                -------------------------------
                                 George D. Green
Date: November 14,  2008